Form 10-Q
period 1998-12-31
MED E AMERICA CORP
filed 1999-03-09
CIK 1062779

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURI-TIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURI-TIES EXCHANGE ACT OF 1934

For the Transition Period from                  to


                        Commission File Number 000-25327

                            MEDE AMERICA CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                           11-3270245
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
 incorporation or organization)

     90 Merrick Avenue
     Suite 501
     East Meadow, New York                                           11554
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code: 516-542-4500

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 par value, 12,946,124 shares outstanding as of March 5, 1999.

                   MEDE AMERICA CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

               Consolidated Balance Sheets as of December 31, 1998 (unaudited) and June 30, 1998

               Consolidated Statements of Operations for the Three Months Ended December 31, 1998 (unaudited) and 1997 (unaudited)

               Consolidated Statements of Operations for the Six Months Ended December 31, 1998 (unaudited) and 1997 (unaudited)

               Consolidated Statements of Cash Flows for the Six Months Ended December 31, 1998 (unaudited) and 1997 (unaudited)

               Notes to Consolidated Unaudited Financial Statements

     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.   OTHER INFORMATION

     ITEM 1.   Legal Proceedings

     ITEM 2.   Changes in Securities and Use of Proceeds

     ITEM 4.   Submission of Matters to a Vote of Security Holders

     ITEM 6.   Exhibits and Reports on Form 8-K


SIGNATURES

                         PART I. FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

                   MEDE AMERICA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (In thousands except per share data)
                                   (Unaudited)




                                                     Pro Forma
                                                   Stockholders'
                                                      Deficit
                                                   December 31,            December 31,         June 30,
                                                       1998                   1998               1998(FN1)
                                                   ------------            -----------           --------

ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                $  2,384            $  2,950
    Accounts receivable, less allowance
        for doubtful accounts of $468 and
        $997, respectively                                                      8,838               7,920
    Formulary receivables                                                       3,805               2,341
    Inventory                                                                     184                 211
    Prepaid expenses and other
        current assets                                                            629                 537
                                                                            ----------           ---------
             Total current assets                                              15,840              13,959
PROPERTY AND EQUIPMENT - Net                                                    5,575               4,711
GOODWILL - Net                                                                 42,353              34,753
OTHER INTANGIBLE ASSETS - Net                                                   7,477               5,501
OTHER ASSETS                                                                    3,695                 470
                                                                             ---------           ---------
TOTAL                                                                        $ 74,940            $ 59,394
                                                                            ----------           ---------

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
    Accounts payable                                                         $  3,580            $  3,630
    Accrued expenses and other
        current liabilities                                                     8,116               7,715
    Current portion of long-term debt                                             226                 269
                                                                             ---------           ---------
             Total current liabilities                                         11,922              11,614
                                                                             ---------           ---------
LONG-TERM DEBT                                                                 55,642              41,055
                                                                             ---------           ---------
OTHER LONG-TERM LIABILITIES                                                       184                 194
                                                                             ---------           ---------
SERIES A REDEEMABLE CUMULATIVE PREFERRED
    STOCK:
    $.01 par value; 250 shares authorized;
        240 shares issued and outstanding
        (aggregate liquidation value of
        $23,996 plus accrued dividends)             $  8,126                   32,423              31,223
                                                    ---------               ----------           ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
    Common stock, $.01 par value;
        30,000 shares authorized;
        5,685 shares outstanding as of
        December 31, 1998 and June 30,
        1998                                              76                       57                   57
    Additional paid-in capital                        51,370                   27,092               25,584
    Accumulated deficit                              (52,380)                 (52,380)             (50,243)
    Deferred compensation                               --                       --                    (90)
                                                    ---------               ----------           ----------
           Total stockholders' deficit              $   (934)                 (25,231)             (24,692)
                                                    ---------               ----------           ----------
    TOTAL                                                                   $  74,940            $  59,394

(FN1) The consolidated balance sheet as of June 30, 1998 has been taken from the audited financial statements at that date.


                   MEDE AMERICA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                  (Unaudited)


                                                   Three Months Ended
                                                      December 31,
                                                  ---------------------
                                              1998                   1997
                                           ---------              ---------

REVENUES                                   $ 12,974               $  9,849
                                           ---------              ---------

OPERATING EXPENSES:
    Operations                                4,902                  3,942
    Sales, marketing and client
      services                                3,201                  2,432
    Research and development                  1,164                  1,059
    General and administrative                1,315                  1,107
    Depreciation and amortization             2,191                  1,698
                                           ---------              ---------

    Total operating expenses                 12,773                 10,238
                                           ---------              ---------

INCOME (LOSS) FROM OPERATIONS                   201                   (389)
INTEREST EXPENSE, Net                         1,185                    915
                                           ---------              ---------

LOSS BEFORE PROVISION FOR INCOME TAXES         (984)                (1,304)
PROVISION FOR INCOME TAXES                       68                     12
                                           ---------              ---------

NET LOSS                                     (1,052)                (1,316)
PREFERRED STOCK DIVIDENDS                      (600)                  (600)
                                           ---------              ---------

NET LOSS APPLICABLE TO COMMON
 STOCKHOLDERS                              $ (1,652)               $(1,916)
                                           ---------              ---------

BASIC AND DILUTED NET LOSS PER
 COMMON SHARE                              $  (0.29)               $ (0.34)
                                           ---------              ---------

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING--BASIC AND DILUTED               5,685                  5,679
                                           ---------              ---------

                   MEDE AMERICA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                  (Unaudited)

                                                    Six Months Ended
                                                      December 31,
                                                  ---------------------
                                              1998                   1997
                                           ---------              ---------


REVENUES                                   $ 24,980                 $ 19,090
                                           ---------                ---------

OPERATING EXPENSES:
    Operations                                9,695                    8,227
    Sales, marketing and client
      services                                6,131                    4,817
    Research and development                  2,270                    1,865
    General and administrative                2,578                    2,168
    Depreciation and amortization             4,085                    3,396
                                           ---------                ---------

    Total operating expenses                 24,759                   20,473
                                           ---------                ---------

INCOME (LOSS) FROM OPERATIONS                   221                   (1,383)
INTEREST EXPENSE, Net                         2,274                    1,570
                                           ---------                ---------

LOSS BEFORE PROVISION FOR INCOME TAXES       (2,053)                  (2,953)
PROVISION FOR INCOME TAXES                       84                       24
                                           ---------                ---------

NET LOSS                                     (2,137)                  (2,977)
PREFERRED STOCK DIVIDENDS                    (1,200)                  (1,200)
                                           ---------                ---------

NET LOSS APPLICABLE TO COMMON
 STOCKHOLDERS                              $ (3,337)                $ (4,177)
                                           ---------                ---------

BASIC AND DILUTED NET LOSS PER
 COMMON SHARE                              $  (0.59)                $  (0.74)
                                           ---------                ---------

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING--BASIC AND DILUTED               5,685                    5,677
                                           ---------                ---------


                   MEDE AMERICA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


                                                                     Six Months Ended
                                                                       December 31,
                                                                  ---------------------
                                                               1998                   1997
                                                            ---------              ---------


CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                $ (2,137)              $ (2,977)
    Adjustments to reconcile net loss to net cash
             used in operating activities:
        Depreciation and amortization                          4,276                  3,571
        Provision for doubtful accounts                          187                     34
        Non-cash compensation expense                             90                     --
        Changes in operating assets and liabilities
          net of effects of businesses acquired:
             Accounts receivable                                (323)                (1,079)
             Formularly receivables                           (1,464)                  (342)
             Inventory                                            27                     27
             Prepaid expenses and other current assets           (48)                     1
             Other assets                                       (846)                    10
             Accounts payable and accrued expenses
               and other current liabilities                  (1,521)                (3,747)
             Other long-term liabilities                         (10)                   552
                                                           ----------               --------
        Net cash used in operating activities                 (1,769)                (3,950)
                                                           ----------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Business acquisitions, net of cash acquired          (11,428)               (10,674)
        Purchases of property and equipment                     (798)                  (304)
        Additions to goodwill and other
          intangible assets                                     (584)                  (234)
                                                           ----------               --------
        Net cash used in investing activities                (12,810)               (11,212)
                                                           ----------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net proceeds under Credit Facility                    14,400                 15,175
        Principal repayments of debt                            (132)                  (260)
        Principal repayments of capital
          lease obligations                                     (255)                  (238)
        Exercise of stock options                                 --                     38
                                                           ----------               --------
        Net cash provided by financing activities             14,013                 14,715
                                                           ----------               --------

NET DECREASE IN CASH AND
    CASH EQUIVALENTS                                            (566)                  (447)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 2,950                  1,919
                                                           ----------               --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $   2,384                $ 1,472
                                                           ----------               --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:
    Cash paid during the period for:
        Interest                                           $   2,024                $ 1,408
                                                           ----------               --------

        Income taxes                                       $       7                $    90
                                                           ----------               --------

    Non-cash investing and financing activities:
        Assets acquired under capital leases or
             by incurring debt                             $     339                $    --
                                                           ----------               --------

        Issuance of warrants                               $   2,708                $    --
                                                           ----------               --------


                   MEDE AMERICA CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

          In the opinion of management, the accompanying consolidated unaudited financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the financial position of MEDE AMERICA Corporation (the "Company" or the "Registrant") and subsidiaries as of December 31, 1998 and the results of its operations and cash flows for the three and six months ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles for the interim financial information applied on a consistent basis. The results of operations for the three and six months ended December 31, 1998 are not necessarily indicative of the results to be expected for the full year.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in MEDE AMERICA Corporation's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission.


2.   TRANSACTION PROCESSING AGREEMENT

          On July 17, 1998, the Company entered into a transaction processing agreement (the "Processing Agreement") with Medic Computer Systems, Inc. ("Medic"), a subsidiary of Misys plc that develops and licenses software for healthcare providers, principally physicians, MSOs and PPMs. Under the Processing Agreement, the Company will undertake certain software development obligations, and on July 1, 1999 it will become the exclusive processor
(subject to certain exceptions) of medical reimbursement claims for Medic's subscribers submitted to payors with whom the Company has or establishes connectivity. Under the Processing Agreement, the Company will be entitled to revenues to be paid by payors (in respect of which a commission is payable to Medic) as well as fees to be paid by Medic. The Processing Agreement sets forth detailed performance criteria and development and implementation timetables. Inability to meet these criteria may result in financial penalties or give Medic a right to terminate this agreement. The Processing Agreement is for a fixed term of five years, with annual renewals thereafter (unless either party elects to terminate).

          Contemporaneously, to ensure a close working relationship between the parties, on July 17, 1998 the Company granted to Medic a warrant (the "Medic

                   MEDE AMERICA CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS


Warrant") to acquire 1,250,000 shares of the Company's common stock, at a per share exercise price equal to the price of the common stock to the public in the IPO or, in the event that the IPO was not completed by March 31, 1999 at an exercise price equal to $8 per share. The Medic Warrant vests over a two year period and may be exercised up to five years after issuance. The Medic Warrant was valued at $2,537,000 using the Black-Scholes Option Pricing Model and is recorded in other assets. The Medic Warrant is being amortized over the life of the Processing Agreement, five years. The Medic Warrant contains customary weighted average antidilution provisions. The Company and certain principal stockholders have agreed that following the completion of the IPO and until the earlier of the termination of the Processing Agreement or the disposition by Medic and its affiliates of at least 25% of the shares of common stock issuable under the Medic Warrant, Medic shall have the right to designate one director to the Company's Board of Directors. Medic has not yet named a designee.

3.   ACQUISITION

          In October 1998, the Company acquired all the outstanding shares of capital stock of Healthcare Interchange, Inc. ("HII"), a St. Louis, Missouri-based provider of EDI transaction processing services to hospitals and physician groups in Missouri, Kansas, and Illinois. Prior to the acquisition of HII, two unrelated healthcare services divisions, Intercare and Telemedical, were divested from HII in separate transactions. HII was purchased for a total cash payment of approximately $11.7 million, including transaction expenses, and was financed with borrowings under the Credit Facility. The acquisition was accounted for under the purchase method of accounting.

          The acquisition was financed with borrowings under the Credit Facility which was amended in October 1998 to increase the total availability to $36.0 million. In connection with such amendment, certain stockholders of the Company were issued warrants to purchase 84,050 common shares in consideration for granting guarantees of all borrowings under the Credit Facility.

          The following unaudited pro forma information for the six months ended December 31, 1997 includes the operations of the Company, inclusive of the operations of both The Stockton Group, Inc. (which was acquired in November
1997) and HII as if the acquisitions had occurred as of July 1, 1997. The pro forma information for the six months ended December 31, 1998 includes the operations of the Company, inclusive of the operations of HII as if the acquisition had occurred at July 1, 1997. This pro forma information gives effect to the amortization expense associated with goodwill and other intangible

                   MEDE AMERICA CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS


assets acquired, adjustments related to the fair market value of the assets and liabilities acquired, interest expense related to financing the acquisitions and related income tax effects.

                                               Six Months Ended
                                                 December 31,
                                             1998           1997
                                             ----           ----
(In thousands)

Revenues                                   $ 26,756       $ 23,172
                                           ---------      ---------
Loss from operations                           (437)          (974)
                                           ---------      ---------
Net loss                                     (3,039)        (3,214)
                                           ---------      ---------
Net loss applicable to common stock          (4,239)        (4,414)
                                           ---------      ---------
Basic and diluted net loss per share          (0.75)         (0.78)
                                           ---------      ---------


4.   INITIAL PUBLIC OFFERING

          On February 5, 1999, the Company consummated an initial public offering ("IPO") of 5,307,710 shares of common stock at a price of $13.00 per share (including 692,310 shares that were subject to the underwriters' overallotment option, which was exercised in full). The net proceeds to the Company were approximately $62.1 million (after deducting the underwriting discount and offering expenses payable by the Company). The net proceeds to the Company were used to (i) prepay approximately $25.2 million of outstanding principal and accrued interest on its outstanding 10% Senior Subordinated Note due February 1, 2002 and (ii) repay approximately $28.5 million of outstanding indebtedness and accrued interest under its revolving credit facility (the "Credit Facility"). The remaining $8.4 million of net proceeds was used to pay a portion of the accrued dividends on the Company's preferred stock, and the remainder of such accrued dividends ($301,000) was converted into 23,124 shares of Common Stock. In addition, in connection with the IPO, all outstanding shares of preferred stock were converted into 1,845,815 shares of common stock at the IPO price of $13.00 per share. In connection with the prepayment of the Senior Subordinated Note, the Company will record an extraordinary charge of approximately $1.4 million relating to the write-off of the remaining discount on the Senior Subordinated Note.

          Pro forma stockholders' deficit as of December 31, 1998 reflects the conversion of all outstanding shares of preferred stock plus approximately $301,000 of accrued dividends into common stock at the IPO price of $13.00 per share, and the payment of the remaining $8.1 million of accrued dividends in cash.

                   MEDE AMERICA CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS


5.   NEW CREDIT FACILITY

          On January 26, 1999, the Company entered into a Credit Agreement with NationsBank, N.A., as Administrative Agent, and NationsBanc Montgomery Securities LLC, as Syndication Agent (the "New Credit Facility"). The New Credit Facility provides for a $25 million revolving credit facility that matures on January 26, 2002. The New Credit Facility is not guaranteed by any third party, but is secured by substantially all of the Company's assets, including the stock of the Company's subsidiaries. The closing of the New Credit Facility occurred simultaneously with the consummation of the IPO. The New Credit Facility contains various covenants and conditions, including those relating to Year 2000 compliance, acquisitions, changes in control and restrictions on the payments of dividends on the common stock.

6.   RECENT ACCOUNTING PRONOUNCEMENT

          The Company adopted SFAS No. 130, "Reporting Comprehensive Income" in fiscal 1999. For the six months ended December 31, 1998, there were no items of comprehensive income as defined in the pronouncement.

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations


Results of Operations

          The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations of MedE AMERICA Corporation expressed as a percentage of total revenues.

                            Three Months Ended     Six Months Ended
                               December 31,           December 31,
                            ------------------     ----------------
                              1998      1997        1998      1997
                              ----      ----        ----      ----

Revenues                      100%      100%        100%      100%
Operating Expenses
  Operations                   38        40          39        43
  Sales, marketing and
    client services            25        25          25        25
  Research and
    development                 9        11           9        10
  General and
    administrative             10        11          10        11
  Depreciation and
    amortization               17        17          16        18


THREE AND SIX MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THREE AND SIX MONTHS ENDED DECEMBER 31, 1997

Revenues

          Revenues in the three and six months ended December 31, 1998 were $13.0 million and $25.0 million, respectively, compared to $9.8 million and 19.1 million, respectively, in the corresponding periods of fiscal 1998, representing increases of 32% and 31%, respectively. The increase in both periods was primarily attributable to incremental revenue from the acquisition of The Stockton Group ("Stockton") in November 1997 and Healthcare Interchange Inc. ("HII") in October 1998, and to the growth of the existing business, partially offset by the loss of revenues from operations that were divested. The Company processed 76.3 million and 142.2 million transactions in the three and six months ended December 31, 1998, respectively, compared to 54.7 million and 104.5 million transactions processed in the corresponding periods of fiscal 1998, representing increases of 40% and 36%, respectively. The increases resulted from the incremental transactions from the acquisition of Stockton and HII, the addition of new clients and the increased transaction volume from existing clients. The average price per transaction received by the Company for the three and six months ended December 31, 1998 declined by 6% and 4%, respectively, compared with the corresponding periods of the prior fiscal year, as a result of a relatively higher proportion of lower-priced Pharmacy division switching transactions compared to the other divisions' higher- priced transactions, and a greater portion of transactions that were processed under contracts with volume-based pricing terms.


Operating Expenses

          Operations expense was $4.9 million and $9.7 million in the three and six months ended December 31, 1998, respectively, compared to $3.9 and $8.2 million in the corresponding periods of fiscal 1998, representing increases of 24% and 18%, respectively. As a percentage of revenues, operations expense decreased from 40% and 43% in the three and six months ended December 31, 1997, respectively, to 38% and 39% in the corresponding periods of fiscal 1999. The increase in operations expense was primarily due to the acquisition of Stockton in November 1997 and HII in October 1998, and to the higher volume of transactions processed. The decrease in operations expense as a percentage of revenues was primarily due to operations leverage from systems consolidation for the recent acquisitions, the effects of ongoing cost reduction programs, and to a lesser extent, the impact of the divested operations, which results were included in the fiscal 1998 periods but not the fiscal 1999 periods.

          Sales, marketing and client services expense was $3.2 million and $6.1 million in the three and six months ended December 31, 1998, respectively, compared to $2.4 million and $4.8 million in the corresponding periods of fiscal 1998, representing increases of 32% and 27%, respectively. As a percentage of revenues, sales, marketing and client services expense was 25% in each such period. The increase in sales, marketing and client services expense was primarily due to the inclusion of the Stockton and HII acquisitions.

          Research and development expense was $1.2 million and $2.3 million in the three and six months ended December 31, 1998, respectively, compared to $1.1 million and $1.9 million in the corresponding periods of fiscal 1998, representing increases of 10% and 22%, respectively. As a percentage of revenues, research and development expense decreased from 11% and 10% for the three and six months ended December 31, 1997, respectively, to 9% in the corresponding periods of fiscal 1999. The Company capitalized $227,000 and $466,000 of software development costs in the three and six months ended December 31, 1998, respectively, compared to $101,000 and $194,000 in the corresponding periods of fiscal 1998. The increases in research and development costs in the fiscal 1999 periods were primarily due to development of new and enhanced EDI transaction products and services, development associated with major customer contracts currently expected to roll out in calendar 1999 and the establishment of additional direct payor connections. In addition, Year 2000 compliance expenditures amounted to $380,000 and $512,000 in the three and six months ended December 31, 1998, respectively. There were no such expenditures in the corresponding periods of fiscal 1998.

          General and administrative expense was $1.3 million and $2.6 million in the three and six months ended December 31, 1998, respectively, compared to $1.1 million and $2.2 million in the corresponding periods of fiscal 1998, representing an increase of 19% for both periods. As a percentage of revenues, general and administrative expense decreased from 11% for the three and six months ended December 31, 1997 to 10% in the corresponding periods of fiscal 1999.

          Depreciation and amortization expense was $2.2 million and $4.1 million in the three and six months ended December 31, 1998, respectively, compared to $1.7 million and $3.4 million in the corresponding periods of fiscal 1998, representing increases of 29% and 20%, respectively. The increase in depreciation and amortization expense was primarily attributable to the Stockton and HII acquisitions. As a percentage of revenues, depreciation and amortization expense remained constant at 17% in the three month comparison periods and decreased from 18% in the six months ended December 31, 1997 to 16% in the corresponding period of fiscal 1999.


LIQUIDITY AND CAPITAL RESOURCES

          Since inception, the Company has used capital from external sources to fund its internal growth and operations and to make acquisitions. Prior to the IPO, such capital requirements have been provided by (i) the Company's four principal stockholders, through periodic purchases of the Company's debt and equity securities and (ii) its Credit Facility. Since June 30, 1995 an investment fund affiliated with Welsh, Carson, Anderson and Stowe ("WCAS") has purchased a senior subordinated note in the principal amount of $25.0 million and 370,993 shares of Common Stock from the Company for an aggregate $25.0 million, which was used in connection with the acquisition of Time-Share Computer Systems, Inc., to repay borrowings under the Credit Facility and for general working capital purposes. In October 1998, the total availability under the Credit Facility was increased to $36.0 million, and the Company drew down an additional $13.2 million, of which $11.7 million was used to finance the HII acquisition. As of December 31, 1998, the Company had outstanding borrowings of $31.1 million under the Credit Facility. Such borrowings bore interest at a weighted average rate of 6.41% per annum as of December 31, 1998. All indebtedness under the Credit Facility was guaranteed by the Company's four principal stockholders.

          Subsequent to the December 31, 1998 reporting period, on January 26, 1999, the Company entered into a Credit Agreement (the "New Credit Facility") with NationsBank, N.A., as Administrative Agent, and NationsBanc Montgomery Securities LLC, as Syndication Agent. The New Credit Facility provides for a $25 million revolving credit facility that matures on February 5, 2002. The New Credit Facility is not guaranteed by any third party, but is secured by substantially all of the Company's assets including the stock of the Company's subsidiaries. The New Credit Facility contains various covenants and conditions, including those relating to Year 2000 compliance, changes in control and management and restrictions on the payment of dividends on the Common Stock.
The closing of the New Credit Facility occurred simultaneously with the consummation of the IPO.

          On February 5, 1999, the Company consummated an IPO of 5,307,710 shares of common stock at a price of $13.00 per share (including 692,310 shares that were subject to the underwriters' overallotment option, which was exercised in full). The net proceeds to the Company was approximately $62.1 million (after deducting the underwriting discount and offering expenses payable by the Company). The net proceeds to the Company were used to (i) prepay approximately $25.2 million of outstanding principal and accrued interest on its outstanding 10% Senior Subordinated Note due February 1, 2002 and (ii) repay approximately $28.5 million of outstanding indebtedness and accrued interest under its Credit Facility. The Company used the remaining $8.4 million of net proceeds to pay a portion of outstanding accrued dividends on its preferred stock, and approximately $301,000 of accrued dividends were converted into 23,124 shares of Common Stock. In addition, in connection with the IPO all outstanding shares of preferred stock were converted into 1,845,815 shares of common stock at the IPO price of $13.00 per share. In connection with the prepayment of the Senior Subordinated Note, the Company will record and extraordinary charge of approximately $1.4 million relating to the write-off of the remaining discount on the Senior Subordinated Note.

          As of December 31, 1998, the Company had cash and cash equivalents of $2.4 million and net working capital of $3.9 million. Net cash used in operations was $1.8 million for the six months ended December 31, 1998. The $1.8 million net cash used in operations in the six months ended December 31, 1998 resulted primarily from increased investments in formularly receivables of $1.5 million (as a result of the Stockton acquisition and growth of the pharmacy business), and other assets of $846,000, as well as a decrease in accounts payable and accrued expenses of $1.5 million due to the timing of payments, partially offset by the $2.4 million of income from operations (after adding back non-cash charges).

          Cash used for investment purposes was $12.8 million in the six months ended December 31, 1998. Cash used for investment purposes during the six months ended December 31, 1998 was primarily used to acquire HII for $11.4 million (net of cash acquired), and to fund capital expenditures of $798,000 and additions to intangible assets of $584,000. The Company expects to pay $1.8 million of additional contingent consideration relating to the Stockton acquisition by the end of the March 31,1999 quarter and at least $2.0 million per annum for the foresee able future for capital investment to support growth in transaction processing.

          Cash provided by financing activities was $14.0 million for the six months ended December 31, 1998. Cash provided by financing activities during the six months ended December 31, 1998 was primarily provided from borrowings under the Credit Facility which was partially offset by principal repayments of debt and capital lease obligations.

          The Company expects to use the New Credit Facility to finance the Company's future acquisitions and for general working capital needs, and subject to satisfaction of the covenants set forth therein, may finance acquisitions through the issuance of additional equity and debt securities. The Company believes that existing cash balances and cash generated by operations in the near term, and the borrowings available under the New Credit Facility, will be sufficient to finance the Company's operations for at least 18 months. However, future acquisitions may require funding beyond the Company's cash resources and currently anticipated capital or operating requirements could change, with the result that the Company may be required to raise additional funds through the public or private sale of additional securities.


YEAR 2000 COMPLIANCE

ASSESSMENT

          Since 1996, the Company has specified that all developed software be Year 2000 compliant. In January 1998 the Company performed a product assessment on all legacy products identifying all those that were not Year 2000 compliant, and began the process of renovating its existing non-compliant products (usually in connection with improving product functionality). In August 1998, all Year 2000 remediation programs were centralized under the direction of a Year 2000 Project Manager. Also in 1998 the Company began tracking Year 2000 expenditures as a separate category of expenditures. Total Year 2000 expenditures prior to August 1, 1998 amounted to approximately $225,000; expenditures from August 1, 1998 through December 31, 1998 totaled approximately $287,000.

          The Company has completed its assessment of whether it will have to modify or replace portions of its software and its products, services and internal systems so that they will function properly with respect to dates in the year 2000 and thereafter. In addition to its general Year 2000 compliance review, the Company has specifically identified several areas which are not Year 2000 compliant as of November 30, 1998: (i) the Company's PBM system in Ohio,
(ii) the UNIX operating platform software used in connection with the Company's pharmacy practice management system, and (iii) the UNIX operating platform software utilized in its pharmacy transaction switching. With the exception of the Ohio PBM system, the Company believes its internally developed software and systems are Year 2000 compliant.


REMEDIATION AND IMPLEMENTATION

          The Company has developed a remediation program to correct the Year 2000 problems it has identified. PBM clients who utilize the Company's PBM system in Ohio are being migrated to the PBM system acquired by the Company from Stockton, which the Company considers to be Year 2000 compliant. A testing and migration timetable for all such clients has been developed, with migration activities scheduled for completion in mid-1999. For retail pharmacy practice management clients, the Company's remediation program consists of providing a Year 2000 compliant version of the UNIX software to replace the older non-compliant version (which is no longer being supported by the vendor), as well as software upgrades, with discounted hardware packages to enable such clients to utilize the Year 2000 compliant system. The Company is currently contacting retail pharmacy customers and expects that the implementation of such program will extend throughout calendar 1999. A version of the UNIX operating platform software used in pharmacy transaction switching, which the manufacturer represents to be Year 2000 compliant, was released in December 1998. Testing of that operating platform software on the Company's hardware, with the Company's pharmacy transaction switching software, which had been scheduled for January and February of 1999, is now scheduled for March 1999.

          During its assessment phase, the Company identified potentially Year 2000 non-compliant "non-information technology" systems (such as embedded microcontrollers). Accordingly, the Company is replacing its older (and potentially non-compliant) computer and telecommunications hardware with hardware that is Year 2000 compliant. These expenditures are being made in the general course of the Company's renovation and modernization program, and as such are accounted for as ordinary capital expenditures instead of Year 2000 expenses.

          In October 1998 the Company acquired HII. HII's EDI products and services fall into three categories: physician claims processing (small- and large-group), hospital claims processing and claims data transmission (extraction and transmission of claim data to a third party data analyst). Based on its review at the time of the acquisition, the Company determined that none of HII's products is Year 2000 compliant. The Company intends to modify HII's common carrier and Internet-based claims processing system for small physician groups to make it Year 2000 compliant. The Company also intends to modify HII's payor data transmission products to make such products Year 2000 compliant. These modifications are scheduled to be completed by spring 1999. The Company intends to migrate HII's claims processing for hospitals and large physician groups to the Company's MedE Claim product; this migration is scheduled to start in spring 1999 and be completed by mid-1999. The Company can, if necessary, process claims for hospitals and large physician groups through its common carrier and Internet-based claims processing system.

          Some or all of the Company's revenues from each of the three areas in which Year 2000 problems have been identified, as well as those of HII's clients, are subject to the risk of Year 2000 noncompliance. The total revenue from the Company's PBM services clients was $6,491,000 in fiscal 1998. The total revenue from Pharmacy retail system sales was $511,000 in fiscal 1998. The total revenue derived from Pharmacy switching was $8,183,000 in fiscal 1998. The total claims and related revenue derived from HII was $4,950,000 for the twelve months ended June 30, 1998.

          Excluding anticipated expenditures associated with ordinary product development, the Company has budgeted approximately $1,210,000 through December 1999 for Year 2000 compliance costs, of which approximately $512,000 had been expended through December 31, 1998. The Company believes that this amount will be sufficient to execute its plan and cover contingency plan costs. The Company believes that it has sufficient resources to implement its plan. However, there can be no assurance that expenditures required to achieve compliance with Year 2000 requirements will not exceed the budgeted amounts.

          The Company's client base consists of over 65,000 healthcare providers and over 1,000 payors. While the Company has not attempted to assess the readiness of each of these entities, the Company has begun to work with major customers and suppliers to insure that Year 2000 compliance issues will not interrupt the normal activities supported by these relationships. Implementation of Year 2000 compliant software is product- and platform-specific. If the software resides on the host system, all clients will automatically access the new software. Similarly, products that can receive updates remotely will be updated via remote distribution. The existing telephone number for HII's bulletin board program can be automatically redirected to connect to a Company product that is Year 2000 compliant. A small minority of the Company's clients (mostly retail pharmacy clients) will require on-site installation (in most cases, this installation will also provide the clients with the capability to receive future enhancements that will not otherwise be avail able).

          The Company's Medicare/Medicaid Payors are subject to a Year 2000 compliance program undertaken by the Health Care Financing Administration. Under the HCFA plan, all mission critical systems have been identified, and an Independent Verification and Validation consultant has been retained to perform inspections and testing of all public payors. This plan includes both random and announced system and site testing.

CONTINGENCIES

          The Company believes that the most likely worst case Year 2000 scenario would include the following: (i) one or more parts of the Company's software and operating systems would operate incorrectly; (ii) one or more of the Company's payors would be unable to receive transactions; and (iii) one or more of the Company's providers/clients would not have completed internal Year 2000 conversions. It is possible that failures of the type described in clause
(i) of the preceding sentence could cause clients of the Company to either terminate their contracts with the Company and/or sue the Company for damages. Also, if the Company fails to achieve Year 2000 compliance by September 30, 1999, such failure could constitute a default under the New Credit Facility, which could in turn have a material adverse effect on the Company's business, financial condition and results of operations. The Company has completed the assessment of its critical hardware and software and believes that the assessment has revealed all significant Year 2000 problems, that such problems will be capable of remediation, and that the Company's software and hardware will perform substantially as planned when Year 2000 processing begins. Although there can be no assurance that the Company will not experience Year 2000 problems, based on its assessment and remediation program to date, the Company believes that Year 2000 compliance issues will not have a material adverse effect on its business, financial condition or prospects and will not, therefore, result in a default under the Year 2000 compliance covenant in the New Credit Facility. However, due to the uncertainties that are inherent in addressing the Year 2000 problem, there can be no assurance that the Company will not experience unforeseen Year 2000 problems, which problems could have a material adverse effect on the Company's business, financial condition and results of operations.

          As contingency planning, the Company has three available options should certain functions not operate properly on January 1, 2000. First, the Company has developed its internal systems in such a manner as to allow such systems to accept non-Year 2000 compliant data, and convert such data based on defaults and algorithms developed in conjunction with the providers to Year 2000 compatible formats. This methodology is applicable for claims, eligibility and enrollment transactions. Second, for payors, in the event a payor is unable to accept EDI claims, the Company currently has the capability, internally and, if necessary with support from an outside vendor, to print paper claims forms from supplied provider data and to send those claims in paper form to non-Year 2000 compliant payors. Third, for medical claims, a bulletin board system acquired in the HII transaction could be utilized by clients, with minimal programming set up, as a means of transmitting claims to the Company via common carriers and the Internet.

IMPACT OF INFLATION

          Inflation has not had a material impact on the Company's historical operations or financial condition.

RECENT ACCOUNTING PRONOUNCEMENTS

          Recent pronouncements of the Financial Accounting Standards Board, which are not required to be adopted at this date, include SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", and SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". These pronouncements are not expected to have a material impact on the Company's financial statements.

          In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement is not required to be adopted at this date. The Company is currently evaluating the impact of this statement on its financial statements.


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

          Information contained or incorporated by reference in this periodic report on Form 10-Q and in other SEC filings by the Company contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates" or the negatives thereof of other variations thereon or comparable terminology, or by discussions of strategy. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to vary materially from those projected in such forward-looking statements. These risks and uncertainties are discussed in more detail in the Company's Registration Statement on Form S-1 which was filed with the Securities and Exchange Commission in connection with the IPO. No assurance can be given that future results covered by the forward-looking statements will be achieved.

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          On January 27, 1999, the Supreme Court of the State of New York, County of Nassau granted the Company's motion to dismiss in the matter of Oakley
v. Latpon R&D et al., a civil proceeding. The action is described in the Company's Registration Statement on Form S-1 (SEC File No. 333-55799).


Item 2.   Changes in Securities and Use of Proceeds

          (a) As part of the consummation of its IPO on February 5, 1999, the Company completed a recapitalization which included (i) a 4.5823 for 1 reverse stock split of all outstanding Common Stock that had been declared by the Company's Board of Directors on July 23, 1998, (ii) the issuance of 63,398 shares of Common Stock upon the exercise of certain outstanding Common Stock purchase warrants and (iii) the conversion of the aggregate liquidation value of the Series A Preferred Stock, $.01 par value (the "Preferred Stock"), into an aggregate 1,845,815 shares of Common Stock at price of $13.00 per share (the per share price to the public in the IPO). In addition, in connection with the IPO, the portion of the accrued and unpaid dividends on the Preferred Stock that was not paid in cash, amounting to $301,259, was converted into an aggregate 23,124 shares of Common Stock (at a per share conversion price equal to the price to the public in the IPO). The remainder of the accrued and unpaid dividends on the Preferred Stock (approximately $8.4 million) was paid in cash to the holders of the Preferred Stock out of the proceeds of the exercise of the underwriters' overallotment option in the IPO.

          (d) On February 5, 1999, the Company completed an IPO of 5,307,710 shares of Common Stock at a price per share of $13.00 (including 692,310 shares that were subject to the underwriters' overallotment option, which was exercised in full). The aggregate offering price was $69,000,230. The amount of all applicable issuance costs and underwriting discounts incurred by the Company was approximately $6,900,000. After deducting issuance costs and expenses, the total net proceeds to the Company was approximately $62,100,000.

          Of the net proceeds of the IPO, approximately $25.2 million were used by the Company to prepay the outstanding balance (including any accrued interest thereon) of the Senior Subordinated Note held by an investment fund affiliated with WCAS. Investment funds affiliated with WCAS are major stockholders of the Company and two of the Company's directors, Anthony de Nicola and Thomas McInerney, are general partners of WCAS.

          In addition, together with approximately $3.0 million of borrowings under the New Credit Facility with Nationsbank, N.A., $28.5 million of proceeds from the IPO were used to retire all indebtedness the Company's then existing Credit Facility with the Bank of America, which had been guaranteed by the Company's principal stockholders. The New Credit Facility is not guaranteed by any third party.

          The effective date of the Company's registration statement on Form S-1 was February 1, 1999, and the Commission file number assigned to the registration statement was 333-55977. The offering was completed upon the sale of all securities registered. Salomon Smith Barney, Bear, Stearns & Co., Inc. and William Blair & Company acted as managing underwriters for the IPO.


Item 4.   Submission of Matters to a Vote of Security Holders

          On January 20, 1999, the holders of more than a majority of each class of the Company's capital stock then outstanding approved, by written consent, the amendment to the Company's Amended and Restated Certificate of Incorporation which postponed the payment of the accrued and unpaid dividends on the Preferred Stock, and the conversion of any remaining accrued and unpaid dividends on the Preferred Stock into Common Stock, until the date of exercise or expiration of the Underwriters' overallotment option. See Item 2.


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits:

          The following exhibits are filed as a part of this report:

          Exhibit No.          Description

          10.1         Underwriting Agreement dated as of February 1, 1999.

          10.2 Letter Amendment and Waiver No.1 dated as of February 5, 1999 from MEDE AMERICA Corporation to the banks and other financial institutions parties to the New Credit Facility, NationsBank, N.A., as Administrative and Collateral Agent thereunder, and NationsBanc Montgomery Securities LLC, as Syndication Agent thereunder.

          10.3 Letter Amendment and Waiver No.2 dated as of February 25, 1999 from MEDE AMERICA Corporation to the banks and other financial institutions parties to the New Credit Facility, NationsBank, N.A., as Administrative and Collateral Agent thereunder, and NationsBanc Montgomery Securities LLC, as Syndication Agent thereunder.


          27.1 Financial Data Schedule relating to the three months ended September 30, 1998.

          27.2 Financial Data Schedule relating to the three months ended December 31, 1998.


(b)  Reports:

          No reports on Form 8-K have been filed by the Company during the three
          (3) months ended December 31, 1998.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           MEDE AMERICA CORPORATION
                                           (Registrant)


                                           By:   /s/ Thomas P. Staudt
                                                 ---------------------------
                                                 Thomas P. Staudt
                                                 President and
                                                 Chief Executive Officer, on
                                                 behalf of the Registrant


                                           By:   /s/ Richard P. Bankosky
                                                 ---------------------------
                                                 Richard P. Bankosky
                                                 Chief Financial Officer

March 9, 1999