Form 10-Q
period 1999-03-31
MEDE AMERICA CORP /
filed 1999-05-10
CIK 1062779

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                       to

                        COMMISSION FILE NUMBER 000-25327

                            MEDE AMERICA CORPORATION

             (Exact name of registrant as specified in its charter)

          Delaware                                         11-3270245

(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

  90 Merrick Avenue, Suite 501
  East Meadow, New York                                               11554

    (Address of principal                                          (Zip Code)
      executive offices)

Registrant's telephone number, including area code:   516-542-4500

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 par value, 13,006,557 shares outstanding as of April 30, 1999.

                   MEDE AMERICA CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

               Consolidated Balance Sheets as of March 31, 1999 (unaudited) and June 30, 1998

               Consolidated Statements of Operations for the Three Months Ended March 31, 1999 (unaudited) and 1998 (unaudited)

               Consolidated Statements of Operations for the Nine Months Ended March 31, 1999 (unaudited) and 1998 (unaudited)

               Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 1999 (unaudited) and 1998 (unaudited)

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


SIGNATURES

                         PART I. FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

                   MEDE AMERICA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (In thousands except per share data)
                                  (Unaudited)


                                                                     March 31,        June 30,
                                                                        1999            1998(1)

                                                                    ----------      ---------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                        $    4,042      $   2,950
   Accounts receivable, less allowance for
     doubtful accounts of $643 and $468, respectively                   10,422          7,920
   Formulary receivables                                                 4,910          2,341
   Inventory                                                               263            211
   Prepaid expenses and other current assets                               774            537
                                                                    ----------      ---------
       Total current assets                                             20,411         13,959
PROPERTY AND EQUIPMENT - Net                                             5,424          4,711
GOODWILL - Net                                                          41,585         34,753
OTHER INTANGIBLE ASSETS - Net                                            7,065          5,501
OTHER ASSETS                                                             4,429            470
                                                                    ----------      ---------
TOTAL                                                               $   78,914      $  59,394
                                                                    ==========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Accounts payable                                                 $    3,466      $   3,630
   Accrued expenses and other current liabilities                        7,148          7,715
   Current portion of long-term debt                                       425            269
                                                                    ----------      ---------
       Total current liabilities                                        11,039         11,614
                                                                    ----------      ---------
LONG-TERM DEBT                                                           6,346         41,055
                                                                    ----------      ---------
OTHER LONG-TERM LIABILITIES                                                178            194
                                                                    ----------      ---------
SERIES A REDEEMABLE CUMULATIVE
PREFERRED STOCK:
   $.01 par value; 250 shares authorized; 240 shares
     issued and outstanding as of June 30, 1998                              -         31,223
                                                                    ----------      ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
   Common stock, $.01 par value; 30,000 shares authorized;
     12,997 shares and 5,685 shares outstanding as of
     March 31, 1999 and June 30, 1998, respectively                        130             57
   Additional paid-in capital                                          114,660         25,584
   Accumulated deficit                                                 (53,439)       (50,243)
   Deferred compensation                                                     -            (90)
                                                                    ----------      ---------
       Total stockholders' equity (deficit)                             61,351        (24,692)
                                                                    ----------      ---------
TOTAL                                                               $   78,914      $  59,394
                                                                    ==========      =========




(1) The consolidated balance sheet as of June 30, 1998 has been taken from the audited financial statements at that date.



                 See notes to consolidated financial statements.

                   MEDE AMERICA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                  (Unaudited)



                                                                       Three Months Ended
                                                                             March 31,
                                                                   -------------------------
                                                                      1999            1998
                                                                   ----------      ---------
REVENUES                                                           $   14,776      $  11,099
                                                                   ----------      ---------

OPERATING EXPENSES:
   Operations                                                           5,280          4,258
   Sales, marketing and client services                                 3,325          2,952
   Research and development                                             1,109          1,021
   General and administrative                                           1,560          1,139
   Depreciation and amortization                                        2,375          1,852
                                                                   ----------      ---------

       Total operating expenses                                        13,649         11,222
                                                                   ----------      ---------

INCOME (LOSS) FROM OPERATIONS                                           1,127           (123)

OTHER (INCOME) EXPENSE                                                      -             13
INTEREST EXPENSE, Net                                                     548            900
                                                                   ----------      ---------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES
   AND EXTRAORDINARY ITEM                                                 579         (1,036)
PROVISION FOR INCOME TAXES                                                 19             13
                                                                   ----------      ---------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                   560         (1,049)
EXTRAORDINARY ITEM (NOTE 3)                                            (1,619)             -
                                                                   ----------      ---------

NET LOSS                                                               (1,059)        (1,049)
PREFERRED STOCK DIVIDENDS                                                (244)          (600)
                                                                   ----------      ---------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                         $   (1,303)     $  (1,649)
                                                                   ==========      =========

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

   Income (loss) before extraordinary item                         $     0.03      $   (0.29)
   Extraordinary item                                                   (0.16)             -
                                                                   ----------      ---------
   Net loss                                                        $    (0.13)     $   (0.29)
                                                                   ==========      =========

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING--BASIC AND DILUTED                                      10,042          5,679
                                                                   ==========      =========



                 See notes to consolidated financial statements.

                   MEDE AMERICA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                  (Unaudited)

                                                                       Nine Months Ended
                                                                            March 31,
                                                                      1999            1998
                                                                   ----------      ---------
REVENUES                                                           $   39,756      $  30,189
                                                                   ----------      ---------

OPERATING EXPENSES:
   Operations                                                          14,975         12,485
   Sales, marketing and client services                                 9,456          7,769
   Research and development                                             3,379          2,886
   General and administrative                                           4,138          3,307
   Depreciation and amortization                                        6,460          5,248
                                                                   ----------      ---------

       Total operating expenses                                        38,408         31,695
                                                                   ----------      ---------

INCOME (LOSS) FROM OPERATIONS                                           1,348         (1,506)

OTHER (INCOME) EXPENSE                                                      -             13
INTEREST EXPENSE, Net                                                   2,822          2,470
                                                                   ----------      ---------

LOSS BEFORE PROVISION FOR INCOME
   TAXES AND EXTRAORDINARY ITEM                                        (1,474)        (3,989)
PROVISION FOR INCOME TAXES                                                103             37
                                                                   ----------      ---------

LOSS BEFORE EXTRAORDINARY ITEM                                         (1,577)        (4,026)
EXTRAORDINARY ITEM (NOTE 3)                                            (1,619)             -
                                                                   ----------      ---------

NET LOSS                                                               (3,196)        (4,026)
PREFERRED STOCK DIVIDENDS                                              (1,444)        (1,800)
                                                                   ----------      ---------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                         $   (4,640)     $  (5,826)
                                                                   ==========      =========

BASIC AND DILUTED LOSS PER COMMON SHARE

   Loss before extraordinary item                                  $    (0.42)     $   (1.03)
   Extraordinary item                                                   (0.23)             -
                                                                   ----------      ---------
   Net loss                                                        $    (0.65)     $   (1.03)
                                                                   ==========      =========

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING--BASIC AND DILUTED                                       7,116          5,677
                                                                   ==========      =========



                 See notes to consolidated financial statements.

                   MEDE AMERICA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


                                                                                     Nine Months Ended
                                                                                           March 31,
                                                                                    1999           1998
                                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                     $    (3,196)   $    (4,026)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
     Extraordinary item                                                               1,619              -
     Depreciation and amortization                                                    6,685          5,498
     Provision for doubtful accounts                                                    291            265
     Loss on sale of assets                                                               -             13
     Non-cash compensation expense                                                       90             18
     Changes in operating assets and liabilities
       net of effects of businesses acquired:
       Accounts receivable                                                           (2,011)        (1,410)
       Formularly receivables                                                        (2,569)        (1,097)
       Inventory                                                                        (52)           (68)
       Prepaid expenses and other current assets                                       (193)            (3)
       Other assets                                                                    (642)           118
       Accounts payable and accrued expenses and other current liabilities           (2,603)        (3,696)
       Other long-term liabilities                                                      (16)           546
                                                                                -----------    -----------
                  Net cash used in operating activities                              (2,597)        (3,842)
                                                                                -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Business acquisitions, net of cash acquired                                      (11,428)       (10,674)
   Purchases of property and equipment                                               (1,107)          (646)
   Additions to goodwill and other intangible assets                                 (1,003)          (492)
   Proceeds from sale of property and equipment                                           -            182
                                                                                -----------    -----------
                  Net cash used in investing activities                             (13,538)       (11,630)
                                                                                -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (repayments) proceeds under revolving credit facilities                      (10,725)        15,925
   Principal repayments of debt                                                     (25,533)          (508)
   Principal repayments of capital lease obligations                                   (345)          (449)
   Exercise of stock options                                                            333             40
   Payment of preferred dividends                                                    (8,371)             -
   Net proceeds from initial public offering                                         61,868              -
                                                                                -----------    -----------
                  Net cash provided by financing activities                          17,227         15,008
                                                                                -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  1,092           (464)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        2,950          1,919
                                                                                -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $     4,042    $     1,455
                                                                                ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                                   $     3,338    $     1,734
                                                                                ===========    ===========
     Income taxes                                                               $         7    $        95
                                                                                ===========    ===========
   Non-cash investing and financing activities:
     Assets acquired under capital leases or by incurring debt                  $       408    $       120
                                                                                ===========    ===========
     Issuance of warrants                                                       $     4,094    $        98
                                                                                ===========    ===========

                 See notes to consolidated financial statements.

                    MEDE AMERICA CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Unaudited Financial Statements

1.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying consolidated unaudited financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the financial position of MEDE AMERICA Corporation (the "Company" or the "Registrant") and subsidiaries as of March 31, 1999 and the results of its operations for the three and nine months ended March 31, 1999 and 1998 and its cash flows for the nine months ended March 31, 1999 and 1998, in conformity with generally accepted accounting principles for the interim financial information applied on a consistent basis. The results of operations for the three and nine months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

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

2.   PROPOSED MERGER WITH HEALTHEON CORPORATION

     On April 20, 1999, the Company, Healtheon Corporation ("Healtheon") and Merc Acquisition Corp., a wholly-owned subsidiary of Healtheon ("Merger Sub") entered into an Agreement and Plan of Reorganization (the "Merger Agreement"), pursuant to which Merger Sub will be merged with and into the Company, with the Company being the surviving corporation of such merger (the "Merger"). Upon consummation of the Merger, the separate existence of Merger Sub will cease, and the existing stockholders of the Company will become stockholders of Healtheon in accordance with the terms of the Merger Agreement.

     The consideration for the Merger will consist of newly-issued shares of Healtheon common stock, par value $.0001 per share ("Healtheon Common Stock"), having an aggregate value of approximately $460 million, based upon the closing sales price of $45.69 per share for the Healtheon Common Stock as reported on Nasdaq on April 20, 1999. At the effective time of the Merger, each outstanding share of common stock, par value $.01 per share, of the Company ("Company Common Stock") will be converted into the right to receive 0.6593 shares of Healtheon Common Stock (the "Exchange Ratio"), subject to adjustment as described below.

     In the event that the 10 day average closing price for Healtheon Common Stock for the period ending two days prior to the date the Company's stockholders meet to authorize the merger (the "Meeting Price") is greater than $63.70 per share, the Company has the option to adjust the Exchange Ratio to a ratio equal to $42 divided by the Meeting Price or, if the Company chooses not to exercise such option, Healtheon can terminate the Merger Agreement. In the event that the Meeting Price is less than $38.68 per share, Healtheon has the right to adjust the Exchange Ratio to a ratio equal to $25.50 divided by the Meeting Price or, if the Healtheon chooses not to exercise such option, the Company can terminate the Merger Agreement.

                    MEDE AMERICA CORPORATION AND SUBSIDIARIES
          Notes to Consolidated Unaudited Financial Statements (cont'd)


     Concurrently with the execution of the Merger Agreement, Welsh, Carson, Anderson & Stowe V, L.P., Welsh, Carson, Anderson & Stowe, VI, L.P., WCAS Capital Partners II, L.P., WCAS Information Partners, L.P., William Blair Leveraged Capital Fund Limited Partnership, and William Blair Capital Partners V, L.P. (the "Principal Stockholders") entered into a Voting Agreement with Healtheon whereby the Principal Stockholders agreed, among other things, to vote their shares of Company Common Stock, which represents approximately 48.1% of total shares of Company Common Stock, in favor of the Merger. The Voting Agreement will terminate upon the termination of the Merger Agreement.

     The consummation of the Merger is subject to certain conditions, including, among other things, approval by the stockholders of the Company and the receipt of all necessary regulatory approvals pursuant to the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended. Pursuant to the Merger Agreement, Healtheon and the Company will prepare and file a proxy statement/prospectus to be mailed to stockholders in connection with calling a meeting of the stockholders of the Company to vote on the Merger.

3.   INITIAL PUBLIC OFFERING

     On February 5, 1999, the Company consummated an initial public offering ("IPO") of 5,307,710 shares of common stock at a price of $13.00 per share (including 692,310 shares that were subject to the underwriters' overallotment option, which was exercised in full). The net proceeds to the Company were approximately $61.9 million (after deducting the underwriting discount and offering expenses payable by the Company). The net proceeds to the Company were used to (i) prepay approximately $25.2 million of outstanding principal and accrued interest on its outstanding 10% Senior Subordinated Note due February 1, 2002 and (ii) repay approximately $28.3 million of outstanding indebtedness and accrued interest under its revolving credit facility (the "Credit Facility"). The remaining $8.4 million of net proceeds was used to pay a portion of the accrued dividends on the Company's preferred stock, and the remainder of such accrued dividends (approximately $301,000) was converted into 23,124 shares of Common Stock. In addition, in connection with the IPO, all outstanding shares of preferred stock were converted into 1,845,815 shares of common stock at the IPO price of $13.00 per share.

     In connection with the prepayment of the Senior Subordinated Note and the establishment of the New Credit Facility (as defined herein), the Company recorded an extraordinary charge of approximately $1.6 million relating to the write-off of the remaining discount on the Senior Subordinated Note and deferred financing costs.

4.   NEW CREDIT FACILITY

     On January 26, 1999, the Company entered into a Credit Agreement with NationsBank, N.A., as Administrative Agent, and NationsBanc Montgomery Securities LLC, as Syndication Agent (the "New Credit Facility"). The New Credit Facility provides for a $25 million revolving credit facility that matures on January 26, 2002. The New Credit Facility is not guaranteed by

                    MEDE AMERICA CORPORATION AND SUBSIDIARIES
          Notes to Consolidated Unaudited Financial Statements (cont'd)


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

5.   ACQUISITION

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

     The following unaudited pro forma information for the nine months ended March 31, 1998 includes the operations of the Company, inclusive of the operations of both The Stockton Group, Inc. (which was acquired in November
     1997) and HII as if the acquisitions had occurred as of July 1, 1997. The unaudited pro forma information for the nine months ended March 31, 1999 includes the operations of the Company, inclusive of the operations of HII as if the acquisition had occurred at July 1, 1998. This pro forma information gives effect to the amortization expense associated with goodwill and other intangible assets acquired, adjustments related to the fair market value of the assets and liabilities acquired, interest expense related to financing the acquisitions and related income tax effects.

                                                                       Nine Months Ended
                                                                            March 31,
                                                                       1999           1998
                                                                  -----------    -----------
                                                                          (In thousands)
Revenues                                                          $    41,532    $    35,522
                                                                  ===========    ===========
Income (loss) from operations                                             690         (1,146)
                                                                  ===========    ===========
Loss before extraordinary item                                         (2,479)        (4,492)
                                                                  ===========    ===========
Loss before extraordinary item applicable to common stock              (3,923)        (6,292)
                                                                  ===========    ===========
Basic and diluted loss before extraordinary item per share        $     (0.55)   $     (1.11)
                                                                  ===========    ===========


                    MEDE AMERICA CORPORATION AND SUBSIDIARIES
          Notes to Consolidated Unaudited Financial Statements (cont'd)

6.   TRANSACTION PROCESSING AGREEMENT

     On July 17, 1998, the Company entered into a transaction processing agreement (the "Processing Agreement") with Medic Computer Systems, Inc. ("Medic"), a subsidiary of Misys plc that develops and licenses software for healthcare providers, principally physicians, MSOs and PPMs. Under the Processing Agreement, the Company will undertake certain software development obligations, and on July 1, 1999 it will become the exclusive processor (subject to certain exceptions) of medical reimbursement claims for Medic's subscribers submitted to payors with whom the Company has or establishes connectivity. Under the Processing Agreement, the Company will be entitled to revenues to be paid by payors (in respect of which a commission is payable to Medic) as well as fees to be paid by Medic. The Processing Agreement sets forth detailed performance criteria and development and implementation timetables. Inability to meet these criteria may result in financial penalties or give Medic a right to terminate this agreement. The agreement may also be terminated by Medic within a period of eight months after a change of control of the Company. The Processing Agreement is for a fixed term of five years, with annual renewals thereafter (unless either party elects to terminate).

     Contemporaneously, to ensure a close working relationship between the parties, on July 17, 1998 the Company granted to Medic a warrant (the "Medic Warrant") to acquire 1,250,000 shares of the Company's common stock, at a per share exercise price equal to the price of the common stock to the public in the IPO or, in the event that the IPO was not completed by March 31, 1999 at an exercise price equal to $8 per share. The Medic Warrant contains customary weighted average antidilution provisions. The Medic Warrant vests over a two year period (subject to acceleration upon a change of control) and may be exercised up to five years after issuance. The Medic Warrant was valued at $3,925,000 using the Black-Scholes Option Pricing Model and is recorded in other assets. The Medic Warrant is being amortized over the life of the Processing Agreement, five years. The Company and certain principal stockholders have agreed that following the completion of the IPO and until the earlier of the termination of the Processing Agreement or the disposition by Medic and its affiliates of at least 25% of the shares of common stock issuable under the Medic Warrant, Medic shall have the right to designate one director to the Company's Board of Directors. Medic named a designee effective February 12, 1999.

7.   CONTINGENCY

     On April 1, 1999, the Company was notified by National Data Corporation ("NDC") that Healthcare Interchange, Inc. ("HII"), a subsidiary of the Company acquired in November 1998, is in breach of a license agreement entered into between HII and Healthcare Affiliated Services, Inc., which is an affiliate of NDC. A total of 88 hospital clients, and approximately 700 physician clients of HII, providing monthly revenue to HII of approximately $200,000, utilize the software licensed pursuant to the agreement. The agreement provided for the termination of the license in the event HII was sold or merged into an entity other than RightCHOICE Managed Care, Inc., formerly a 50% shareholder of HII.

     NDC's letter to the Company demanded, among other things, that HII cease using the licensed software and assign to NDC certain agreements with hospital and physician clients. On April 9, 1999, NDC offered to license the software retroactively to the HII acquisition date and sell the source code to HII for $2.3 million. Because the software is not Year 2000 compliant and migration of the hospital and physician clients to other software is underway in any event, HII rejected the offer. Further negotiations with NDC have not been successful in reaching what the Company believes to be a fair resolution of the issue. NDC has indicated it is prepared to take legal action, if necessary, to protect its interests in the software. The Company believes that HII has valid defenses to the claim by NDC and intends to vigorously contest any legal action.

8.   RECENT ACCOUNTING PRONOUNCEMENT

     The Company adopted SFAS No. 130, "Reporting Comprehensive Income" in fiscal 1999. For the nine months ended March 31, 1999, there were no items of comprehensive income as defined in the pronouncement.

ITEM 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations


Results of Operations

The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations of MedE AMERICA Corporation expressed as a percentage of total revenues.


                                        Three Months Ended   Nine Months Ended
                                             March 31,            March 31,
                                        ------------------   -----------------
                                          1999      1998      1999      1998
Revenues                                  100%      100%      100%      100%
Operating Expenses
  Operations                               36        38        38        41
  Sales, marketing and client services     23        27        24        26
  Research and development                  8         9         8        10
  General and administrative               11        10        10        11
  Depreciation and amortization            16        17        16        17


THREE AND NINE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE AND NINE MONTHS ENDED MARCH 31, 1998

Revenues

Revenues in the three and nine months ended March 31, 1999 were $14.8 million and $39.8 million, compared to $11.1 million and $30.2 million respectively, in the corresponding periods of fiscal 1998, representing increases of 33% and 32%, respectively. The increase in both periods was primarily attributable to growth of the existing business and to incremental revenue from the acquisition of The Stockton Group ("Stockton") in November 1997 and Healthcare Interchange Inc. ("HII") in October 1998. The Company processed 85.4 million and 227.8 million transactions in the three and nine months ended March 31, 1999, respectively, compared to 66.0 million and 171.0 million transactions processed in the corresponding periods of fiscal 1998, representing increases of 29% and 33%, respectively. The increases resulted from the incremental transactions from the acquisition of Stockton and HII, the addition of new clients and the increased transaction volume from existing clients. The average price per transaction received by the Company for the three and nine months ended March 31, 1999 declined by 2% and 5%, respectively, compared with the corresponding periods of the prior fiscal year, as a result of a relatively higher proportion of lower-priced Pharmacy division switching transactions compared to the other divisions' higher-priced transactions, and a greater portion of transactions that were processed under contracts with volume-based pricing terms, partially offset by the acquisition of HII and its relatively higher priced transactions when compared to the Company's average in the three and nine months periods.

Operating Expenses

Operations expense was $5.3 million and $15.0 million in the three and nine months ended March 31, 1999, respectively, compared to $4.3 and $12.5 million in the corresponding periods of fiscal 1998, representing increases of 24% and 20%, respectively. As a percentage of revenues, operations expense decreased from 38% and 41% in the three and nine months ended March 31, 1998, respectively, to 36% and 38% in the corresponding periods of fiscal 1999. The increase in operations expense was primarily due to the acquisition of Stockton in November 1997 and HII in October 1998, and to the higher volume of transactions processed. The decrease in operations expense as a percentage of revenues was primarily due to operations leverage from systems consolidation for the recent acquisitions, the effects of ongoing cost reduction programs, and to a lesser extent, the impact of the divested operations, which results were included in the fiscal 1998 periods but not the fiscal 1999 periods.

Sales, marketing and client services expense was $3.3 million and $9.5 million in the three and nine months ended March 31, 1999, respectively, compared to $3.0 million and $7.8 million in the corresponding periods of fiscal 1998, representing increases of 13% and 22%, respectively. As a percentage of revenues, sales, marketing and client services expense decreased from 27% and 26% for the three and nine months ended March 31, 1998, respectively, to 23% and 24% in the corresponding periods of 1999. The increase in sales, marketing and client services expense was primarily due to the inclusion of the Stockton and HII acquisitions. The decrease in sales, marketing and client services expense as a percentage of revenues was primarily due to operations leverage from consolidation of recent acquisitions.

Research and development expense was $1.1 million and $3.4 million in the three and nine months ended March 31, 1999, respectively, compared to $1.0 million and $2.9 million in the corresponding periods of fiscal 1998, representing increases of 9% and 17%, respectively. As a percentage of revenues, research and development expense decreased from 9% and 10% for the three and nine months ended March 31, 1998, respectively, to 8% in the corresponding periods of fiscal 1999. The Company capitalized $354,000 and $820,000 of software development costs in the three and nine months ended March 31, 1999, respectively, compared to $125,000 and $319,000 in the corresponding periods of fiscal 1998. The increases in research and development costs in the fiscal 1999 periods were primarily due to development of new and enhanced EDI transaction products and services, development associated with major customer contracts currently expected to roll out in calendar 1999 and the establishment of additional direct payor connections. In addition, Year 2000 compliance expenditures amounted to $97,000 and $609,000 in the three and nine months ended March 31, 1999, respectively, compared to $106,000 for both of the corresponding periods of fiscal 1998.

General and administrative expense was $1.6 million and $4.1 million in the three and nine months ended March 31, 1999, respectively, compared to $1.1 million and $3.3 million in the corresponding periods of fiscal 1998, representing an increase of 25% and 37%, respectively. As a percentage of revenues, general and administrative expense increased from 10% for the three months ended March 31, 1998 to 11% in the corresponding period of fiscal 1999 and decreased from 11% for the nine months ended March 31, 1998 to 10% in the corresponding period of 1999.

Depreciation and amortization expense was $2.4 million and $6.5 million in the three and nine months ended March 31, 1999, respectively, compared to $1.9 million and $5.2 million in the corresponding periods of fiscal 1998, representing increases of 28% and 23%, respectively. The increase in depreciation and amortization expense was primarily attributable to the Stockton and HII acquisitions. As a percentage of revenues, depreciation and amortization expense decreased to 16% in the three and nine months ended March 31, 1999 from 17% in the three and nine months ended March 31, 1998.

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

On January 26, 1999, the Company entered into a Credit Agreement (the "New Credit Facility") with NationsBank, N.A., as Administrative Agent, and NationsBanc Montgomery Securities LLC, as Syndication Agent. The New Credit Facility provides for a $25 million revolving credit facility that matures on February 5, 2002. The New Credit Facility is not guaranteed by any third party, but is secured by substantially all of the Company's assets including the stock of the Company's subsidiaries. The New Credit Facility contains various covenants and conditions, including those relating to Year 2000 compliance, changes in control and management and restrictions on the payment of dividends on the Common Stock. The closing of the New Credit Facility occurred simultaneously with the consummation of the IPO. As of March 31, 1999, the Company had outstanding borrowings of $6.0 million under the New Credit Facility. Such borrowings bore interest at a weighted average rate of 7.4% per annum as of March 31, 1999.

On February 5, 1999, the Company consummated an IPO of 5,307,710 shares of common stock at a price of $13.00 per share (including 692,310 shares that were subject to the underwriters' overallotment option, which was exercised in full). The net proceeds to the Company was approximately $61.9 million (after deducting the underwriting discount and offering expenses payable by the Company). The net proceeds to the Company were used to (i) prepay approximately $25.2 million of outstanding principal and accrued interest on its outstanding 10% Senior Subordinated Note due February 1, 2002 and (ii) repay approximately $28.3 million of outstanding indebtedness and accrued interest under its Credit Facility. The Company used the remaining $8.4 million of net proceeds to pay a portion of outstanding accrued dividends on its preferred stock, and approximately $301,000 of accrued dividends were converted into 23,124 shares of Common Stock. In addition, in connection with the IPO all outstanding shares of preferred stock were converted into 1,845,815 shares of common stock at the IPO price of $13.00 per share. In connection with the prepayment of the Senior Subordinated Note and the establishment of the New Credit Facility, the Company recorded an extraordinary charge of approximately $1.6 million relating to the write-off of the remaining discount on the Senior Subordinated Note and deferred financing costs.

As of March 31, 1999, the Company had cash and cash equivalents of $4.0 million and net working capital of $9.4 million. Net cash used in operations was $8.1 million for the nine months ended March 31, 1999. The $8.1 million net cash used in operations in the nine months ended March 31, 1999 resulted primarily from increased investments in accounts receivable of $2.0 million, formularly receivables of $2.6 million (as a result of growth in the pharmacy business), and other assets of $642,000, as well as a decrease in accounts payable and accrued expenses of $2.6 million due to the timing of payments, partially offset by the $5.5 million of income from operations (after adding back non-cash charges).

Cash used for investment purposes was $13.6 million in nine months ended March 31, 1999. Cash used for investment purposes during the nine months ended March 31, 1999 was primarily used to acquire HII for $11.4 million (net of cash acquired), and to fund capital expenditures of $1.1 million and additions to intangible assets of $1.0 million. The Company expects to pay at least $2.0 million per annum for the foreseeable future for capital investment to support growth in transaction processing.

Cash provided by financing activities was $17.2 million for the nine months ended March 31, 1999. Cash provided by financing activities during the nine months ended March 31, 1999 was primarily provided from net proceeds from the IPO of $61.9 million, which was partially offset by principal repayments of debt and capital lease obligations and the payment of preferred stock dividends.

On April 20, 1999, the Company, Healtheon Corporation ("Healtheon") and Merc Acquisition Corp., a wholly-owned subsidiary of Healtheon ("Merger Sub") entered into an Agreement and Plan of Reorganization (the "Merger Agreement"), pursuant to which Merger Sub will be merged with and into the Company, with the Company being the surviving corporation of such merger (the "Merger"). Upon consummation of the Merger, the separate existence of Merger Sub will cease, and the existing stockholders of the Company will become stockholders of Healtheon in accordance with the terms of the Merger Agreement.

If the Merger is not consummated and the Company's independent existence continues, the Company would expect to use the New Credit Facility to finance the Company's future acquisitions and for general working capital needs, and subject to satisfaction of the covenants set forth therein, might finance acquisitions through the issuance of additional equity and debt securities. The Company believes that existing cash balances and cash generated by operations in the near term, and the borrowings available under the New Credit Facility, would be sufficient to finance the Company's operations for at least an additional 18 months. However, future acquisitions might require funding beyond the Company's cash resources and currently anticipated capital or operating requirements could change, with the result that the Company would be required to raise additional funds through the public or private sale of additional securities.

YEAR 2000 COMPLIANCE

ASSESSMENT

Since 1996, the Company has specified that all developed software be Year 2000 compliant. In January 1998 the Company performed a product assessment on all legacy products identifying all those that were not Year 2000 compliant, and began the process of renovating its existing non-compliant products (usually in connection with improving product functionality). In August 1998, all Year 2000 remediation programs were centralized under the direction of a Year 2000 Project Manager. Also in 1998 the Company began tracking Year 2000 expenditures as a separate category of expenditures. Total Year 2000 expenditures prior to August 1, 1998 amounted to approximately $225,000; expenditures from August 1, 1998 through March 31, 1999 totaled approximately $544,000.

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

REMEDIATION AND IMPLEMENTATION

The Company has developed a remediation program to correct the Year 2000 problems it has identified. PBM clients who utilize the Company's PBM system in Ohio are being migrated to the PBM system acquired by the Company from Stockton, which the Company considers to be Year 2000 compliant. A testing and migration timetable for all such clients has been developed, with migration activities scheduled for completion in mid-1999. For retail pharmacy practice management clients, the Company's remediation program consists of providing a Year 2000 compliant version of the UNIX software to replace the older non-compliant version (which is no longer being supported by the vendor), as well as software upgrades, with discounted hardware packages to enable such clients to utilize the Year 2000 compliant system. The Company is currently contacting retail pharmacy customers and expects that the implementation of such program will extend throughout calendar 1999. A version of the UNIX operating platform software used in pharmacy transaction switching, which the manufacturer represents to be Year 2000 compliant, was released in December 1998. Testing of that operating platform software on the Company's hardware, with the Company's pharmacy transaction switching software, is currently underway.

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

In October 1998, the Company acquired HII. HII's EDI products and services fall into three categories: physician claims processing (small- and large-group), hospital claims processing and claims data transmission (extraction and transmission of claim data to a third party data analyst). Based on its review at the time of the acquisition, the Company determined that none of HII's products is Year 2000 compliant. The Company intends to modify HII's common carrier and Internet-based claims processing system for small physician groups to make it Year 2000 compliant. The Company also intends to modify HII's payor data transmission products to make such products Year 2000 compliant. These modifications are scheduled to be completed in the spring of 1999. The
Company intends to migrate HII's claims processing for hospitals and large physician groups to the Company's MedE Claim product; this migration is scheduled to start in spring 1999 and be completed by mid-1999. The Company can, if necessary, process claims for hospitals and large physician groups through its common carrier and Internet-based claims processing system.

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

Excluding anticipated expenditures associated with ordinary product development, the Company has budgeted approximately $1,210,000 through December 1999 for Year 2000 compliance costs, of which approximately $769,000 had been expended through March 31, 1999. The Company believes that this amount will be sufficient to execute its plan and cover contingency plan costs. The Company believes that it has sufficient resources to implement its plan. However, there can be no assurance that expenditures required to achieve compliance with Year 2000 requirements will not exceed the budgeted amounts.

The Company's client base consists of over 65,000 healthcare providers and over 1,000 payors. While the Company has not attempted to assess the readiness of each of these entities, the Company has begun to work with major customers and suppliers to insure that Year 2000 compliance issues will not interrupt the normal activities supported by these relationships. Implementation of Year 2000 compliant software is product-and platform-specific. If the software resides on the host system, all clients will automatically access the new software. Similarly, products that can receive updates remotely will be updated via remote distribution. The existing telephone number for HII's bulletin board program can be automatically redirected to connect to a Company product that is Year 2000 compliant. A small minority of the Company's clients (mostly retail pharmacy clients) will require on-site installation (in most cases, this installation will also provide the clients with the capability to receive future enhancements that will not otherwise be available).

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


                         PART II - OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(b)  REPORTS:

On April 20, 1999, the Company filed a report on Form 8-K announcing its proposed merger with Healtheon Corporation.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MEDE AMERICA CORPORATION
(Registrant)


By:       /s/ Thomas P. Staudt
         -----------------------------
         Thomas P. Staudt
         President and
         Chief Executive Officer, on
         behalf of the Registrant


By:       /s/ Richard P. Bankosky
         -----------------------------
         Richard P. Bankosky
         Chief Financial Officer


May 10, 1999