Form 10-K
period 1999-06-30
MEDE AMERICA CORP /
filed 1999-09-28
CIK 1062779

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 1999
                          ------------------------------------------------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from ________ to ________

                        Commission file number: 000-25327

                            MEDE AMERICA CORPORATION

             (Exact Name of Registrant as Specified in Its Charter)

 Delaware                                                   11-3270245
 (State or other jurisdiction of                            (I.R.S.Employer
 incorporation or organization)                             Identification No.)

 90 Merrick Avenue
 Suite 501
 East Meadow, New York                                                    11554
 (Address of principal executive offices)                            (Zip Code)

 Registrant's telephone number, including area code:              (516) 542-4500

 Securities registered pursuant to Section 12(b) of the Act:

                                      None

 Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of Class)

          Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X    No

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          The aggregate market value of the common stock of the registrant held by non-affiliates as of September 24, 1999 was approximately $160,657,711.

          As of September 24, 1999, there were 13,246,753 outstanding shares of the registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                     PART I

ITEM 1. BUSINESS

Generally

          MEDE AMERICA is a leading provider of electronic data interchange products and services to a broad range of providers and payers in the healthcare industry. MEDE AMERICA offers an integrated set of electronic data interchange solutions that allows hospitals, pharmacies, physicians, dentists and other healthcare providers and provider groups to electronically edit, process and transmit claims, eligibility and enrollment data, track claims submissions throughout the claims payment process and obtain faster reimbursement for their services. In addition to offering greater processing speed, MEDE AMERICA's electronic data interchange products and services reduce processing costs, increase collection rates and result in more accurate data interchange. MEDE AMERICA maintains over 650 direct connections with insurance companies, Medicare and Medicaid agencies, Blue Cross and Blue Shield systems and other third party payers, as well as over 500 indirect connections with additional payers through claims clearinghouses. As of June 30, 1999, MEDE AMERICA processed approximately 1,000,000 transactions per day for over 82,000 providers located in all 50 states.

          MEDE AMERICA was formed in March 1995 through the consolidation and subsequent spin-off of three subsidiaries of Card Establishment Services, Inc., in connection with the acquisition by First Data Corporation of CES' credit card processing business. The three subsidiaries, MEDE AMERICA, Inc., MPC, and Wellmark, which comprised the healthcare services business of CES, historically provided electronic data interchange services to hospitals and physicians. Since MEDE AMERICA's formation, it has expanded both through internal growth and the acquisition of six healthcare transaction processing businesses. As part of its strategy of providing an integrated set of electronic data interchange products and services to a broad range of healthcare providers, MEDE AMERICA has focused on acquisitions that provide entry into new markets or expand its product set.

          On April 20, 1999, the board of directors of MEDE AMERICA announced the execution of a merger agreement with Healtheon Corporation. Pursuant to the terms of the merger agreement, MEDE AMERICA will be merged with and into a subsidiary of Healtheon resulting in MEDE AMERICA becoming a wholly-owned subsidiary of Healtheon. If approved by the stockholders of both corporations, MEDE AMERICA's stockholders will receive shares of Healtheon according a specified exchange ratio.

          In June 1999, Healtheon's board of directors announced the merger of Healtheon with WebMD, Inc. pursuant to which WebMD will become a wholly-owned subsidiary of Healtheon. If the WebMD merger is consummated, Healtheon will change its corporate name to Healtheon/WebMD. Although MEDE AMERICA's merger with Healtheon is independent from the WebMD merger, if both mergers are consummated, MEDE AMERICA and WebMD will become a wholly-owned subsidiaries of Healtheon/WebMD and MEDE AMERICA's stockholders will receive shares of Healtheon/WebMD according to a specified exchange ratio.

Competitive strengths

          MEDE AMERICA believes that it has several competitive strengths which will enable it to capitalize on the significant growth opportunities in the healthcare electronic data interchange marketplace.

          Comprehensive set of electronic data interchange products and services. MEDE AMERICA has followed a strategy of developing or acquiring electronic data interchange products and services that may be provided to a broad range of healthcare clients. MEDE AMERICA's products incorporate open architecture designs and what MEDE AMERICA regard as "best of breed" technology. Its products may be purchased as modular additions to the client's existing data storage and retrieval system, or as part of a comprehensive electronic data interchange processing system. These products also provide to the client the capability and the required security to transmit or receive electronic data interchange transactions across the Internet. They are designed to be compatible with a broad variety of hospital, medical, pharmacy and dental practice management and billing systems. In addition, new products can be added to respond to changing client requirements, and the scalability of MEDE AMERICA's products permits the client to accommodate increasing transaction volumes without requiring substantial new investments in software and hardware.

          BROAD AND DIVERSIFIED CLIENT BASE. MEDE AMERICA markets its products and services to a broad range of healthcare providers including the medical market, comprised of hospitals, clinics and physicians, the dental market, comprised of small to medium-sized dental practice groups, and the pharmacy market, which includes retail pharmacies -- independents and chains -- as well as pharmacy benefits managers. In addition, it has relationships through practice management system vendors and other intermediaries. As of June 30, 1999, MEDE AMERICA's highly diversified client base consisted of approximately 46,000 pharmacies, 11,000 dental offices, 1,100 hospitals and clinics and 24,000 physicians.

          DIRECT RELATIONSHIPS WITH PROVIDERS AND PAYERS. MEDE AMERICA has developed over 650 direct connections with healthcare payers including Medicare and Medicaid agencies, Blue Cross and Blue Shield systems and commercial insurance companies. In addition, MEDE AMERICA can access over 500 additional payers through contractual relationships with multiple claims clearinghouses. It also has direct client relationships with providers such as hospitals, clinics, physicians and pharmacies. These direct relationships with providers and payers distinguish MEDE AMERICA from suppliers of EDI healthcare services who have contractual relationships only with clearinghouses and practice management system vendors. The range of MEDE AMERICA's services and the extent of its connectivity with payers provides the opportunity to achieve deeper penetration of its provider base, while at the same time offering more complete solutions to new clients.

          FOCUS ON CLIENT SERVICE. MEDE AMERICA has focused on implementing a wide range of client service and support functions. These support activities include the use of automated client service tracking software, expanded client help desk and account executive support functions, and extensive client feed-back mechanisms. This focus has enhanced MEDE AMERICA's awareness of client needs and improved its ability to respond to those needs.

          LEADING TECHNOLOGY AND PRODUCT PLATFORMS. MEDE AMERICA recognizes the critical role of technology and telecommunications platforms to ensure reliable and high quality service. Over the past two years, it has invested significant capital in new hardware and software systems resulting in an estimated threefold increase in transaction processing capacity. MEDE AMERICA has designed its products on a modular client/server model, using open architecture and commonly available hardware, with redundant processing capabilities. The redundancies in MEDE AMERICA's computing capacity and its dual-site operations enable it to provide uninterrupted processing and data transmission with little, if any, downtime.

          EXPERIENCED MANAGEMENT TEAM. Each member of MEDE AMERICA's senior management team has over 15 years of experience in the information technology and transaction processing industries and has extensive background in working with emerging companies in the information processing industry. MEDE AMERICA believes that the range and depth of its senior management team position it to address the evolving requirements of its clients and to manage the growth required to meet its strategic goals.

MEDE AMERICA's Electronic Data Interchange Products and Services

          MEDE AMERICA's products and services enable its healthcare clients to process and transmit transactions more efficiently and accurately, reducing costs and increasing overall processing speed. MEDE AMERICA's electronic data interchange products incorporate open architecture designs and what it regards as superior technology and may be purchased as modular additions to existing data storage and retrieval systems or as part of a comprehensive electronic data interchange processing system. Open architecture systems are designed to be compatible with a broad variety of hospital, medical, pharmacy and dental practice management and billing systems. In addition, new products can be added to respond to changing client requirements. The scalability of MEDE AMERICA's products permits its clients to accommodate increasing transaction volumes without substantial new investments in software and hardware. The following table illustrates the breadth of MEDE AMERICA's product and service offerings:

                 MEDE AMERICA'S SET OF EDI PRODUCTS AND SERVICES


NAME OF PRODUCT/SERVICE              DESCRIPTION OF
AND MARKETS SERVED                   PRODUCT/SERVICE FEATURES                  CLIENT BENEFITS

Healthcare claim processing:         -  Downloads claims data from client      -  Accelerates cash flow through faster
 MEDEClaim --                           software applications and pro-            claim reimbursement.
   All Markets                          vides claims data entry and cor-       -  Increases cash flow through high
                                        rection capability. Edits, formats        level of payer acceptance of edited
                                        and screens transaction data to           claims.
                                        meet payer-specific requirements.      -  Improves accounts receivable man-
                                                                                  agement.
                                                                               -  Reduces administrative expenses.

MEDE Assist -                        -  Bills, on an aggregate basis, phar-    -  Improves accounts receivable man-
   Pharmacy                             macy prescriptions and performs           agement and accelerates cash flow
                                        non-electronic reconciliation and         through faster claim reimbursement.
                                        payer accounts receivable man-         -  Reduces administrative expenses.
                                        agement.

Claims Tracking --                   -  Tracks and provides a lock box         -  Improves accounts receivable man-
  Dental                                service for payer reimbursements.         agement and accelerates cash flow.





NAME OF PRODUCT/SERVICE              DESCRIPTION OF
AND MARKETS SERVED                   PRODUCT/SERVICE FEATURES                  CLIENT BENEFITS

Eligibility verification:            -  Verifies patients' eligibility for     -  Reduces costs by minimizing fraud.
 MEDE Eligibility --                    specific healthcare benefits for       -  Ensures patient services are sup
   All markets                          Medicaid and commercial payers.           ported by a designated health benefit
                                                                                  plan.
                                                                               -  Reduces administrative expenses.
Medicaid Enrollment:                 -  Processes and tracks Medicaid          -  Reduces expenses through on-line
 Medicaid Enrollment                    enrollment applications allowing          application process.
 Management System (MEMS)               for the verification and processing    -  Reduces application processing time.
   Medical                              of Medicaid claims.  Utilized by       -  Improves Medicaid claims billing
                                        hospitals and government agen-            and collection.
                                        cies in New York, New Jersey           -  Reduces bad debt.
                                        and California.

 Transaction switching:              -  Routes real-time and batch trans-      -  Reduces costs.
 MEDE Xchange --                        action data from client to facili      -  Increases network availability and
   All markets                          tate transaction transmission to          reliability.
                                        payers.                                -  Provides extensive payer connectivity.
                                     -  Supports a broad array of access
                                        methods.

Real-time pharmacy                   -  Adjudicates on-line claims, incor      -  Accelerates cash flow through faster
benefit management:                     porating patient eligibility and          claim reimbursement.
(PBM)                                   benefit review.                        -  Increases cash flow through high
MEDE Select --                                                                    level of payer acceptance of edited
   All markets                                                                    claims.
                                                                               -  Improves accounts receivables manage-
                                                                                  ment.
                                                                               -  Reduces administrative expenses.

Pharmacy practice management:                                                  -  Expands drug pricing and coverage
Systems (PPM)Solution Plus --        -  Facilitates dispensing, inventory         capabilities.
  Pharmacy                              and pricing of products for hospi-     -  Improves cash flow through faster
                                        tal, outpatient and clinic pharma-        claim reimbursement.
                                        cies.                                  -  Improves efficiency of pharmacy
                                     -  Provides on-line claims adjudica          management and operations.
                                        tion.






NAME OF PRODUCT/SERVICE              DESCRIPTION OF
AND MARKETS SERVED                   PRODUCT/SERVICE FEATURES                  CLIENT BENEFITS

Other products and services:

Link --                              -  Connects physicians to pharma-         -  Reduces costs related to manual
  Medical and pharmacy                  cies for the transmission of pre-         generation and transmission of pre-
                                        scriptions and related information        scriptions.
Formulary:                              and approvals.                         -  Increases accuracy and transmission
  Management --                                                                   speed of prescriptions.
   pharmacy                          -  Administers and manages formu-         -  Reduces drug costs and increases
                                        lary programs for PBMs.                   PBM revenue through manufacturer
                                     -  Promotes the usage by healthcare          incentives.
                                        plans of designated drug products.     -  Promotes compliance with payer form-
Patient statements --                                                             ularies.
  All markets                        -  Facilitates patient statement bill-    -  Reduces costs and improves patient
Credit/debit card and check             ing.                                      relations.
  guarantee --                                                                 -  Reduces bad debt and

  All markets                        -  Assists patients in making co-pay-        enhances patient convenience.
Additional electronic data inter-       ments or paying other out-of-          -  Reduces practice expense and
change transactions --                  pocket charges.                           improves efficiency and patient rela-
  All markets                                                                     tions.
                                     -  Processes data relating to refer-
                                        rals, encounters and benefit
                                        precertifications.


Clients

          MEDE AMERICA markets its products primarily to hospitals, pharmacies, physicians, dentists and other healthcare providers and provider groups, including HMOs, PPOs and healthcare practice management vendors, renters of and process transactions for providers in all 50 states. MEDE AMERICA believes it is one of the largest pharmacy transaction in the U.S. based on the total number of transactions processed, serving more than 46,000 pharmacies in various electronic data interchange capacities. MEDE AMERICA has a strong presence in the medical market in New York, New Jersey, California, Florida, Minnesota, Missouri and Ohio, currently providing electronic data interchange services to more than 1,100 hospitals and clinics, and 24,000 physicians. In the dental market, it serves more than 11,000 dental offices. No single client of ours accounted for more than 1.5% of MEDE AMERICA's revenues in fiscal year 1999.

Sales, Marketing and Client Services

          MEDE AMERICA markets its products through a national sales and marketing organization consisting of 99 associates organized according to market, client type and product category. It also has a client services organization consisting of 65 associates dedicated to help desk and client support functions. A significant component of compensation for all sales personnel is performance based, although it bases quotas and bonuses on a number of factors in addition to actual sales, such as client satisfaction and collection of receivables.

          MEDE AMERICA's marketing efforts include direct sales, telesales, strategic partnerships with healthcare vendors, trade shows, direct marketing, telemarketing, the Internet, and specific advertising and marketing campaigns where appropriate. In the medical and pharmacy markets, MEDE AMERICA's current strategic business alliances include relationships with some of the country's largest hospitals, hospital networks, hospital information systems vendors, practice management software vendors, pharmacy chains, healthcare organizations and payers. MEDE AMERICA also maintain strategic alliances with certain state Medicaid programs.

          MEDE AMERICA's strategic alliances with vendors, distributors and dealers of practice management software have played an important role in building relationships with individual and small groups of physicians, pharmacies and dentists. These companies promote MEDE AMERICA's electronic data interchange products as modular additions to their practice management software. MEDE AMERICA has also won endorsements from 18 state dental associations, representing nearly half of all dentists in practice today. Its sales channels include targeting dental practice management companies and payer-driven programs aimed at their network providers.

Research and development

          As of June 30, 1999, MEDE AMERICA employed 91 people in the areas of product design, research and development, and 38 people in the areas of quality assurance and technical support. MEDE AMERICA's product development strategy is focused on continuous enhancement of its existing products to increase their functionality and ease of use, and the development of new products for additional electronic data interchange transactions and telecommunications offerings.

          Research and development expenditures totaled $2.1 million in fiscal 1996, $3.3 million in fiscal 1997, $3.9 million in fiscal 1998 and $4.4 million in fiscal 1999. For a more complete description, see "MEDE AMERICA management's discussion and analysis of financial condition and results of operations" on page .

Technology and Operations

          Since the beginning of fiscal 1996, MEDE AMERICA has spent over 5.1 million on new hardware and software data center improvements. MEDE AMERICA estimates that it is currently operating at approximately one-third of its operating capacity.

Advanced Open Architecture

          MEDE AMERICA's products and applications offer clients the benefits of an "open architecture" EDI system. As a result, a client's system can expand or change without incurring significant incremental capital expenditures for hardware or software. The architecture of MEDE AMERICA's systems also improves reliability and connectivity, and facilitates the cross selling of its products, in part because of the following characteristics:

          - SCALABILITY. Products that are scalable whose capacity can be expanded by additions, or reduced by subtractions, without having to replace the original product with a new one. MEDE AMERICA's systems are designed to take full advantage of the client/server environment, UNIX operating systems and Redundant Array of Inexpensive Disks, referred to in this section entitled "MEDE AMERICA's business" as RAID technology, allowing clients to expand MEDE AMERICA's processing capacity.

          - MODULARITY. Systems that are modular are designed as a number of components that can be added or subtracted without having to replace other components. MEDE AMERICA's client/server systems has been developed with discrete functionality that can be replicated and utilized with additional hardware. This modularity enables us to optimize application and hardware performance.

          - REDUNDANCY. The implementation of a dual site, geographically dispersed On-Line Transaction Processing, referred to in this section entitled "MEDE AMERICA's business" as "OLTP" switch in Twinsburg, Ohio and Mitchel Field, New York and RAID technology for batch processing significantly reduces the risk of business interruption. Each of its sites is designed to be entirely self-supporting.

          - OPEN SYSTEMS. Through the use of an open systems architecture, MEDE AMERICA can add new functionality to a wide variety of software applications and hardware without redesigning its products.

          - INDUSTRY STANDARDS. Through the adoption and active use of pertinent standards for healthcare EDI processing, MEDE AMERICA can support client and payer processing requirements and provide standard interfaces to other EDI processing organizations.

          - EASE OF USE. MEDE AMERICA's products are either Windows-based or are based on a similar graphical user interface and function in UNIX, Novell and Windows NT operating environments, thereby enhancing ease of use by MEDE AMERICA's clients.

Competition

          Competition in the market for MEDE AMERICA's products and services is intense and is expected to increase. The electronic data interchange market is characterized by rapidly changing technology, evolving user needs and frequent introduction of new products. Many of MEDE AMERICA's competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources and market recognition than it does. In addition, many of its competitors also currently have, or may develop or acquire, substantial installed client bases in the healthcare industry. As a result of these factors, MEDE AMERICA's competitors may be able to respond more quickly to new or emerging technologies, changes in client requirements and political, economic or regulatory changes in the healthcare industry, and may be able to devote greater resources to the development, promotion and sale of their products than it can.

          MEDE AMERICA's principal competitors include:

          - National Data Corporation, Envoy Corporation, a subsidiary of Quintiles Transnational Corp., and SSI, Inc. in claims processing and eligibility verification;

          -    QuadraMed Corporation in claims processing;

          - Medifax, Inc. and HDX Healthcare Data Exchange Corporation in eligibility verification; and

          -    Envoy Corporation in the dental market.

MEDE AMERICA also may face potential competition from other companies not currently involved in healthcare electronic data transmission, which may enter the market as electronic data interchange becomes more established. MEDE AMERICA believes that existing and potential clients in the healthcare electronic data interchange market evaluate the products and services of competing EDI providers on the basis of the compatibility of the provider's software, cost, ease of installation, the range of applications available, the quality of service and the degree of payer connectivity.

Employees

          As of June 30, 1999, MEDE AMERICA employed 416 people, including 112 in operations, 101 in sales and marketing, 67 in client services, 93 in research and development, 33 in finance and administration and ten in corporate. None of MEDE AMERICA's employees is represented by a union or other collective bargaining group. MEDE AMERICA believes its relationship with its employees to be satisfactory.

Intellectual property

          MEDE AMERICA considers its methodologies, computer software and many of its databases to be proprietary. MEDE AMERICA relies on a combination of trade secrets, copyright and trademark laws, contractual provisions and technical measures to protect its rights in various methodologies, systems, products and databases. MEDE AMERICA has no patents covering its software technology. Due to the nature of its application software, MEDE AMERICA believes that patent and trade secret protection are less significant than its ability to further develop, enhance and modify its current products. However, any infringement or misappropriation of its proprietary software and databases could disadvantage MEDE AMERICA in its efforts to retain and attract new clients in a highly competitive market and could cause us to lose revenues or incur substantial litigation expense. MEDE AMERICA seeks to protect its proprietary information through nondisclosure agreements with its consultants, clients and potential clients, and limits access to, and distribution of, its proprietary information.

          Substantial litigation regarding intellectual property rights exists in the software industry, and MEDE AMERICA expects that software products may be increasingly subject to third-party infringement claims as the number of competitors in MEDE AMERICA's industry segment grows and the functionality of products overlaps. Although MEDE AMERICA believes that its products do not infringe on the intellectual rights of others, there can be no assurance that such a claim will not be asserted against it in the future, or that a license or similar agreement will be available on reasonable terms in the event of an unfavorable ruling on any such claim.

ITEM 2. DESCRIPTION OF PROPERTIES

Facilities

          The following chart summarizes MEDE AMERICA's facilities and their monthly transaction capacities:


                                                                       ESTIMATED
                                                                       MONTHLY
                                                                       TRANSACTION       OWNED/LEASED
               FACILITY          PERSONNEL      TRANSACTION TYPE       CAPACITY          EXPIRATION DATE

Ohio (Primary Medical and           143         Eligibility            2,000,000         Owned
 Pharmacy Data Center)                          Real-time benefit      6,000,000
                                                  management
                                                Switching              48,000,000
                                                Claims                 3,000,000

New York (Secondary Medical          39         Eligibility            2,000,000         January 2003
  and Pharmacy Data Center)                     Enrollment             25,000

Georgia (Dental Data Center)         66         Dental claims          1,600,000         January 2001

Corporate Headquarters, Sales       152         Real-time benefit      2,000,000         Various dates between
 & Development Offices (5 sites)                 management                              January 1999 and
 and PBM Processing                                                                      February 2003

St. Louis (HII Facility)             16         Claims                 N/A(1)            May 2005


(1)  All claims of this facility are outsourced to a third party processor.


ITEM 3. LEGAL PROCEEDINGS

          In June 1995, MEDE AMERICA acquired substantially all of the assets of Latpon Health Systems Incorporated for a purchase price of $2,470,000, plus the assumption of approximately $963,000 of liabilities. On June 6, 1998, Curtis J. Oakley filed a complaint with the Supreme Court of the State of New York, County of Nassau asserting multiple causes of action against several persons, including a cause of action naming us as a defendant, based on his alleged ownership of a 22% interest in Latpon. According to the complaint, Mr. Oakley's claim against MEDE AMERICA is for $2.0 million or such other amount as may be equivalent to the present value of his alleged ownership interest in Latpon's predecessor. MEDE AMERICA believes that it is fully indemnified by the former owners of Latpon under the Latpon acquisition agreement against any costs or damages arising from this claim. By letter dated July 10, 1998, one of the former owners of Latpon confirmed that he would indemnify us in accordance with the terms of the acquisition agreement. On August 25, 1998, MEDE AMERICA filed a motion to dismiss this claim. That motion was granted on January 27, 1999. On May 14, 1999, the plaintiff filed a notice of appeal. On July 15, the plaintiff notified MEDE AMERICA in writing that he had decided not to pursue the appeal.

          On May 14, 1999, National Data Corporation, or NDC, filed suit against MEDE America and its subsidiary Healthcare Interchange, Inc., or HII, which was acquired by MEDE AMERICA in October 1998, in the Superior Court of DeKalb

County, Georgia, alleging, among other things, unjust enrichment, breach of contract, misappropriation of trade secrets and interference with contract. The action arises out of an alleged breach of a license agreement entered into between HII and Healthcare Affiliated Services, Inc., which was subsequently acquired by NDC. The agreement provided for the termination of the license in the event HII was sold or merged into an entity other than RightCHOICE Managed Care, Inc., formerly a 50% shareholder of HII. The complaint seeks to recover $5 million in compensatory damages, plus punitive damages and litigation expenses, including attorneys' fees. On April 1, 1999, NDC had issued a demand letter to MEDE AMERICA demanding, among other things, that HII cease using the licensed software and assign to NDC certain agreements with hospital and physician clients. On April 9, 1999, NDC offered to license the software retroactively to HII as of the acquisition date and sell the source code to HII for $2.3 million. A total of 88 hospital clients, and approximately 700 physician clients of HII, providing monthly revenue to HII of approximately $200,000, utilize the software licensed pursuant to the agreement. Because the software is not Year 2000 compliant and migration of the hospital and physician clients to other software is underway in any event, HII rejected the offer. Further negotiations with NDC were unsuccessful in reaching what MEDE AMERICA believes to be a fair resolution of the issue. MEDE AMERICA has responded to NDC's complaint, denying the allegations, and intends to vigorously contest the action.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

                                     PART II

ITEM 5. MARKET FOR MEDE AMERICA COMMON STOCK AND RELATED
        SECURITY HOLDER MATTERS

          MEDE AMERICA common stock has been traded on the Nasdaq National Market under the symbol MEDE since February 1, 1999, the date of MEDE AMERICA's initial public offering.

          The following table sets forth, for the quarters indicated, the high and low sale prices per share of MEDE AMERICA common stock as reported on the Nasdaq National Market.


                                                               MEDE AMERICA
                                                               COMMON STOCK
                                                       -------------------------
Fiscal Year Ending June 30, 1999:                            HIGH         LOW
     Third Quarter (from February 1, 1999)....         $    21.50     $   11.90
     Fourth Quarter...........................              37.81         15.25

          On September 24, 1999, the last full trading day for which closing prices were available before the filing of this annual report, the closing price per share of MEDE AMERICA common stock was $24.63 and there were 164 holders of record.

          MEDE AMERICA believes that MEDE AMERICA common stock presently trades on the basis of the value of the Healtheon common stock expected to be issued in exchange for the MEDE AMERICA common stock in the Healtheon merger, discounted primarily for the uncertainties associated with the merger. Apart from the publicly disclosed information concerning the Healtheon merger, MEDE AMERICA cannot state with certainty what factors account for changes in the market price of the MEDE AMERICA common stock.

          MEDE AMERICA has never paid cash dividends on its respective shares of capital stock. MEDE AMERICA's credit facility currently prohibits the payment of dividends on its common stock. Further, pursuant to the Healtheon merger agreement, MEDE AMERICA has agreed not to pay cash dividends pending the consummation of the merger, without written consent of Healtheon.


ITEM 6. SELECTED FINANCIAL DATA

          The statement of operations data presented below for the years ended June 30, 1997, 1998 and 1999 and the balance sheet data as of June 30, 1998 and 1999 are derived from, and qualified by reference to, the audited consolidated financial statements of MEDE AMERICA included elsewhere herein. The statement of operations data for the year ended June 30, 1995 and 1996 and the balance sheet data as of June 30, 1995, 1996 and 1997 are derived from, and qualified by reference to, the audited consolidated financial statements of MEDE AMERICA not included herein. The selected consolidated financial data should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements of MEDE AMERICA, the notes thereto and the other financial information included elsewhere in this proxy statement/prospectus.


                                                                                                  YEAR ENDED JUNE 30,
                                                           ---------------------------------------------------------------------
                                                             1995             1996          1997             1998         1999
                                                           -------          --------      --------         -------      -------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:
  Revenues(1)...........................................    $ 16,246     $ 31,768         $ 35,279       $ 42,290      $55,213
  Operating Expenses:
    Operations..........................................       9,753       19,174           16,817         16,958       20,621
          Sales, marketing and client services..........       3,615        7,064            8,769         10,765       12,819
    Research and development............................       2,051        2,132            3,278          3,941        4,365
    General and administrative..........................       3,119        6,059            5,263          4,865        5,678
    Depreciation and amortization.......................       2,995        5,176            5,460          7,143        8,771
    Merger expenses.....................................          --           --               --             --          688
    Write-down of intangible assets.....................       8,191(2)     9,965(3)            --             --           --
    Acquired in-process research and development(4).....          --           --            1,556             --           --
    Other charges(5)....................................       2,864          538            2,301             --           --
                                                           ---------     --------         --------        -------      --------
  Total operating expenses..............................      32,588       50,108           43,444         43,672       52,942
                                                           ---------     --------         --------        -------      --------
  Income (loss) from operations.........................    (16,342)      (18,340)          (8,165)        (1,382)       2,771
  Other (income) expenses...............................          --          313             (893)           (12)          --
  Interest expense, net.................................         189          584            1,504          3,623        2,922
                                                           ---------     --------         --------        -------      --------
  Loss before provision for income taxes and
    extraordinary item..................................    (16,531)      (19,237)          (8,776)        (4,993)        (651)
  Provision for income taxes............................          70           93               57             42          297
                                                           ---------     --------         --------        -------      --------
  Loss before extraordinary item........................    (16,601)      (19,330)          (8,833)        (5,035)        (948)
  Extraordinary item....................................          --           --               --             --       (1,619)
  Preferred stock dividends.............................        (27)       (2,400)          (2,400)        (2,400)      (1,444)
                                                           ---------     --------         --------        -------      --------
  Net loss applicable to common stockholders............   $(16,628)     $(21,730)        $(11,233)       $(7,435)     $(4,011)
                                                           =========     ========         ========        =======      ========
  Basic and diluted net loss per common share:
    Loss before extraordinary item......................   $  (3.17)     $  (4.14)        $  (2.07)       $ (1.31)     $ (0.28)
    Extraordinary item..................................          --           --               --             --        (0.19)
                                                           ---------     --------         --------        -------      --------
    Net loss applicable to common stockholders..........   $  (3.17)     $  (4.14)        $  (2.07)       $ (1.31)     $ (0.47)
                                                           =========     ========         ========        =======      ========
  Weighted and average common shares outstanding --
    Basic and diluted...................................       5,238        5,245            5,425          5,679        8,615
                                                           =========     ========         ========        =======      ========









                                                                                        AS OF JUNE 30,
                                                        ----------------------------------------------------------------------
                                                            1995          1996              1997            1998        1999
                                                            ----          ----              ----            ----        ----
                                                                                   (IN THOUSANDS)

HISTORICAL BALANCE SHEET DATA:
  Cash, cash equivalents and short-term
     investments        ................................     $ 8,554      $ 2,639         $  1,919       $  2,950      $ 4,119
  Working capital       ................................         504       (4,207)          (2,567)         2,345       11,206
  Total assets          ................................      59,511       43,031           48,090         59,394       78,709
  Long-term debt, including current portion.............       5,805       11,601           25,161         41,324        5,136
  Redeemable cumulative preferred stock.................      24,023       26,423           28,823         31,223           --
  Total stockholders' equity (net capital
    deficiency)           ................................    12,942       (8,472)         (17,438)       (24,692)      63,665


-------------------------

(1) During the periods presented, MEDE AMERICA made a series of acquisitions and divested certain non-core or unprofitable operations. Revenues attributable to these divested operations, which are included in the statement of operations data, were $1,709,000, $3,617,000, $2,252,000,
     $241,000 and $0 in the fiscal years ended June 30, 1995, 1996, 1997, 1998 and 1999, respectively.

(2) Reflects the write-off of goodwill related to the acquisitions of MPC and Wellmark.

(3) Reflects the write-down of costs relating to client lists and related allocable goodwill obtained in the acquisition of MEDE OHIO.

(4) Reflects the write-off of acquired in-process research and development costs upon the consummation of the TCS acquisition.

(5) Reflects expenses of $2,864,000 relating to the spin-off of MEDE AMERICA by CES in the fiscal year ended June 30, 1995 and expenses recorded relating to contingent consideration paid to former owners of acquired businesses of $538,000 and $2,301,000 in the fiscal years ended June 30, 1996 and 1997, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

          MEDE AMERICA is a leading provider of electronic data interchange products and services to a broad range of providers and payers in the healthcare provider industry. MEDE AMERICA's integrated set of electronic data interchange solutions and services allows hospitals, pharmacies, physicians, dentists and other healthcare providers and provider groups to electronically edit, process and transmit claims, eligibility and enrollment data, track claims submissions throughout the claims payment process and obtain faster reimbursement for their services. Currently, MEDE AMERICA processes approximately 1,000,000 transactions per business day for over 82,000 providers located in all 50 states.

          MEDE AMERICA was formed in March 1995 through the consolidation and subsequent spin-off of three subsidiaries of CES, in connection with the acquisition by First Data Corporation of CES' credit card processing business. The three subsidiaries, MEDE AMERICA, Inc., Medical Processing Center, Inc. or MPC, and Wellmark, Inc., which comprised the healthcare services business of CES, historically provided electronic data interchange services to hospitals and physicians. Their combined financial results were reflected in the fiscal 1995 financial statements on a full year basis.

          Since its formation, MEDE AMERICA has expanded both through internal growth and the acquisition of six healthcare transaction processing businesses. As part of its strategy of providing an integrated set of electronic data interchange products to a broad range of healthcare providers, MEDE AMERICA has focused on acquisitions that provide entry into new markets or expand its product set. MEDE AMERICA has accounted for all acquisitions under the purchase method of accounting. MEDE AMERICA has actively pursued the integration of its acquisitions and, in the process, has either divested, closed or modified various operations of the acquired entities in order to eliminate non-core or redundant operations and achieve cost savings and operating efficiencies. These integration activities impacted MEDE AMERICA's financial results in the fiscal years ended June 30, 1995, 1996, 1997, 1998 and 1999 and are ongoing.

          The following table summarizes MEDE AMERICA's acquisitions and divested products and operations:


---------------------------------------------------------------------------------------------------------------------------------
                                                     PRIMARY PRODUCTS OF               DIVESTED PRODUCTS OF
                          DATE                       FOUNDING/ACQUIRED                 FOUNDING/ACQUIRED
FOUNDING COMPANIES        ACQUIRED     MARKET        COMPANY                           COMPANY                     DATE DIVESTED
---------------------------------------------------------------------------------------------------------------------------------
 MEDE AMERICA, Inc.       4/94(1)      Medical       Eligibility verification,          --                           --
                                                     enrollment
---------------------------------------------------------------------------------------------------------------------------------
 MPC                      5/94(1)      Medical       Hospital claims, physician        Data entry                   1/97
                                                     billing                           Physician billing            12/96
                                                                                       Physician billing            8/97
---------------------------------------------------------------------------------------------------------------------------------
 Wellmark                 5/94(1)      Medical       Hospital claims, physician        --                           --
                                                     billing
---------------------------------------------------------------------------------------------------------------------------------

 COMPANIES ACQUIRED BY MEDE AMERICA
---------------------------------------------------------------------------------------------------------------------------------
 MEDE OHIO                3/95         Pharmacy      Switching, PBM, third party       Practice management         2/96
                                                     billing                           software
                                                                                       Practice management         12/97
                                                                                       software
----------------------------------------------------------------------------------------------------------------------------------
 Latpon                   6/95         Medical       Hospital claims                   Physician billing           3/96
----------------------------------------------------------------------------------------------------------------------------------
 EC&F/Premier             10/95        Dental        Dental claims, practice           Practice management         3/97
                                                     management software               software
----------------------------------------------------------------------------------------------------------------------------------
 TCS                      2/97         Pharmacy/     PBM, switching, eligibility       --                          --
                                       Medical       verification
----------------------------------------------------------------------------------------------------------------------------------
 Stockton                 11/97        Pharmacy      PBM                               --                          --
------------------------- --------------------------------------------------------------------------------------------------------
 HII                      10/98        Medical       Hospital claims physician         --                          --
                                                     claims
----------------------------------------------------------------------------------------------------------------------------------


(1) Represents date acquired by CES.


          In March 1995, MEDE AMERICA's largest stockholder acquired all of the outstanding shares of Mede AMERICA Corporation of OHIO, or MEDE OHIO, formerly known as General Computer Corporation, for a cash purchase price of approximately $22,593,000, including transaction expenses. The largest stockholder subsequently merged MEDE OHIO into MEDE AMERICA. The purchase price MEDE AMERICA paid for MEDE OHIO to its largest stockholder was equal to the purchase price paid by the largest stockholder. MEDE OHIO develops electronic data interchange systems for the pharmacy market and provides transaction switching/routing services. At the time of its acquisition, MEDE OHIO had been incurring significant losses for over two years and was in very poor financial condition. The acquisition was accounted for under the purchase method and MEDE AMERICA recorded total intangible assets of $25,814,000, consisting of $892,000 of software which was completed and not in-process at the time of the acquisition, $2,527,000 of client lists and $22,395,000 of goodwill. During fiscal year 1996, MEDE AMERICA wrote-down $9,965,000 of costs relating to client lists and related allocable goodwill due to a loss of approximately 25% of the acquired MEDE OHIO client base. The loss of this significant portion of MEDE OHIO's client base was primarily due to problems MEDE AMERICA experienced in the post-merger integration of MEDE OHIO's operations into MEDE AMERICA's operations. This post-merger integration process took place during the same general time period in which MEDE AMERICA was spun-off from CES and a new management team was installed at MEDE AMERICA. MEDE AMERICA is generally amortizing the software over three years and the remaining value of client lists is being amortized over five years. The goodwill is being amortized over 20 years.

          In June 1995, MEDE AMERICA acquired substantially all of the assets of Latpon for a cash purchase price of approximately $2,470,000, plus the assumption of approximately $963,000 of liabilities consisting primarily of long-term debt. Latpon, a developer of claims processing software, provided electronic data interchange transaction processing services to hospitals and hospital-based physician groups. Latpon also provided electronic and manual business office administrative services. The acquisition was accounted for under the purchase method and MEDE AMERICA recorded total intangible assets of $2.3 million, consisting of $993,000 of software and client lists and $1.3 million of goodwill. MEDE AMERICA is generally amortizing the software over five years and are amortizing the client lists and goodwill over five years and 20 years, respectively.

          In October 1995, MEDE AMERICA acquired two commonly-owned companies, Electronic Claims and Funding, Inc., or EC&F, an all payer electronic data interchange dental claims processor, and Premier, a dental practice management software vendor. The acquisitions were funded with an initial cash payment of $4.0 million, including transaction expenses, and contingent earn-out payments based on the achievement of certain EBITDA growth targets by the EC&F business over three one-year periods ending on September 30, 1998. MEDE AMERICA recorded expenses of $538,000 during fiscal year 1996 relating to the first such period and an aggregate $2.3 million during fiscal year 1997 primarily relating to the second and third such periods. At the conclusion of the earn-out period, it was determined that no additional earn-out payments would be required. The acquisitions of EC&F and Premier were accounted for under the purchase method and MEDE AMERICA recorded total intangible assets of $4.4 million, consisting of $764,000 of software, and $3.6 million of goodwill. MEDE AMERICA generally is amortizing the software over three years and are amortizing the goodwill over 20 years. MEDE AMERICA sold Premier in January 1997 for a cash payment of $388,000. There was no gain or loss on the sale of Premier.

          In February 1997, MEDE AMERICA acquired certain assets of Time-Share Computer Systems, Inc., or TCS, a provider of pharmacy switching and PBM transaction processing systems and services for pharmacies and eligibility verification services for physicians, for a total cash payment of $11.5 million, including transaction expenses. The acquisition was accounted for under the purchase method and MEDE AMERICA recorded total intangible assets of $11.1 million, consisting of $1.6 million of in-process research and development, $3.0 million of software and $6.5 million of goodwill. As of the date of the acquisition, MEDE AMERICA wrote off the acquired in-process research and development which had not reached technological feasibility and had no alternative future use. MEDE AMERICA generally is amortizing the software over three years and are amortizing the goodwill over seven years.

          The in-process research and development acquired from TCS consisted of advanced Windows software technology for PC and client server platforms for healthcare electronic data interchange transactions. Products under development included a plan member eligibility verification product for workers compensation, a medical claims processing system to meet the HCFA 1500 electronic data interchange industry standard and a switching system for internet claims from retail pharmacies. At the time of the acquisition, MEDE AMERICA estimated that continued development activities for six months to one year resulting in additional estimated research and development costs of $460,000 would be required in order to prove feasibility and bring the project to commercial viability. It was the opinion of management that such projects had an above average probability of successful completion and could contribute to revenue, profit and cash flow within 18 to 24 months from the date of purchase. At this time, all three projects are substantially complete. However, any or all of these projects could fail to produce an economic gain. Such failure, if encountered, would not affect MEDE AMERICA's current product set and financial results, but would decrease its opportunities for growth. Estimated costs to complete the acquired in-process research and development projects as of the date of acquisition were as follows:

              ESTIMATED RESEARCH AND DEVELOPMENT EXPENSE (IN THOUSANDS)

                              WORKERS
                           COMPENSATION   HCFA 1500   PHARMACY      TOTAL

Fiscal 1997...............    $  58        $ 70      $   65         $193
Fiscal 1998...............       80          97          90          267
Fiscal 1999...............       --          --          --           --
                              -------      ----        ------       ----
  Total...................     $138        $167        $155         $460
                               ====        ====        ====         ====

          Prior to the completion of the acquisition, TCS had incurred development costs of $67,000, for the workers compensation eligibility product, $125,000 for HCFA 1500 and $56,000 for the internet pharmacy claims product, the three in-process research and development projects shown above.

          MEDE AMERICA determined the value of the purchased in-process technologies by estimating the projected net cash flows related to each of the in-process products. The resulting net cash flows were then discounted back to their net present values. The amount of the write-off of in-process research and development costs was then limited to the portion allocable to pre-acquisition development costs incurred by TCS versus post-acquisition costs incurred by us. The net cash flows were based on management's estimates of the costs necessary to complete the development of the products, the revenues that would be earned after commercial availability and the estimated operating expenses associated with those revenues. The projections were based on the following principal assumptions:

          For the workers compensation eligibility product, the projections assumed commercial availability in January 1998 and revenue growth from $431,000 in fiscal 1998 to $1.3 million in fiscal 2002, an annual rate increase of approximately 25%. For HCFA 1500, the projections assumed commercial availability in March 1998. It was assumed that revenues from the HCFA 1500 product would grow from $1.4 million in fiscal 1998 to $5.5 million in fiscal 2002, increasing at an annual rate of 50% in the first year of commercial availability, 35% in the second year and at a rate of 25% per year thereafter. For the internet pharmacy claims product, the projections assumed commercial availability in December 1997. It was assumed that revenues from the internet pharmacy claims product would grow from $41,000 in fiscal 1997 to approximately $3.2 million in fiscal 2002, increasing at an annual rate of approximately 35% in the first year of commercial availability, 30% in the second year and at a rate of 25% per year thereafter.

          In all three cases, post-development operating expenses, including sales, advertising and promotion and general and administrative costs, were projected to grow at the rate of 10% per year between fiscal 1999 and 2002. No significant synergies were projected for any of the three in-process products because MEDE AMERICA had no comparable products in the market or in development and no penetration in the products' prospective user bases.

          The projected net cash flows for the in-process products were discounted to their present values using a discount rate of 18%. Such discount rate was composed of two factors: MEDE AMERICA's estimated weighted average cost of capital, which is the rate of return an investment would have to generate in order to provide the required rate of return to MEDE AMERICA's equity and long-term debt capital, which was calculated to be approximately 13%, and a 5% risk factor reflecting the uncertainty of successful completion and market acceptance of the in-process products. Together, the weighted average cost of capital and risk factor yield a discount factor of 18%. MEDE AMERICA used a 13% discount rate factor to value fully developed software, as it faces substantially the same risks as the business as a whole. The 5% risk factor reflected the fact that the in-process products did not involve complex or innovative technologies, and primarily reflected the risk of market acceptance once the developed products were released to customers.

          Since the TCS acquisition, all three in-process products have been completed and two are in the early stages of commercialization. As of June 30, 1999, none of these products had generated significant revenues, and, given the results of MEDE AMERICA's marketing efforts to date, MEDE AMERICA currently believes that the revenues derived from these three products will be lower than projected.

          The market for the workers compensation eligibility product has been less receptive than had been anticipated and this product did not generate any revenues as of June 30, 1999. However, MEDE AMERICA believes that, over time and with increased marketing effort, this product will achieve commercial viability.

          The introduction of the HCFA 1500 product experienced roll out delays. As a result of the merger agreement between Healtheon and MEDE AMERICA and the anticipated integration of their operations, the commercialization of the HCFA 1500 product has been suspended and is expected to be integrated with the Healtheon platform at a later date.

          The Internet pharmacy product is the only one of the three in-process products acquired from TCS that had generated revenues by the end of fiscal 1998. However, the revenues produced were approximately 20% of the revenues projected for it at the time of the acquisition for fiscal 1999. The commercial introduction of this product was delayed due to changes in the Department of Health and Human Services standards governing the use of the Internet to process pharmacy claims and uncertainty over the privacy standards that will ultimately prevail. MEDE AMERICA has participated in the debate on the appropriate standards, which is ongoing. Although MEDE AMERICA is currently processing transactions with this product for a small number of pharmacy clients, it is unable to predict the effect of the final regulations on the pharmacy internet product acquired from TCS.

          Although any or all of these projects could fail to generate significant returns for MEDE AMERICA and such failure could render the TCS acquisition less valuable to us than had been anticipated, such failure would not affect MEDE AMERICA's current set of products or, in MEDE AMERICA's opinion, have a material impact on its results of operations or overall financial condition.

          In November 1997, MEDE AMERICA acquired certain assets and assumed certain liabilities of The Stockton Group, Inc., a provider of PBM transaction processing systems and related services for the pharmacy market. Stockton was purchased for an initial cash payment of $10.7 million including transaction expenses, and a contingent earnout payment based upon the achievement of certain revenue growth targets. Based on revenues recorded through September 30, 1998 by Stockton, MEDE AMERICA has accrued additional contingent consideration of $2.0 million as of September 30, 1998 which was treated as additional purchase price and was, therefore, added to goodwill. Based upon revenue generated, MEDE AMERICA made a payment of approximately $1.8 million to the selling shareholders on February 23, 1999. Certain additional funds totalling approximately $100,000 were placed in escrow as being in dispute pursuant to the earn-out provisions. Depending on the outcome of litigation between the selling shareholders of Stockton and one of its customers, those funds will be released accordingly. The acquisition was accounted for under the purchase method and MEDE AMERICA recorded total intangible assets of $10.4 million, consisting of $2.1 million of software and client lists and $8.3 million of goodwill. MEDE AMERICA is generally amortizing the software over five years and is amortizing the client lists and goodwill over five years and 20 years, respectively.

          In October 1998, MEDE AMERICA acquired HII, a provider of electronic data interchange transaction processing services to hospitals and physician groups in Missouri, Kansas and Illinois. Prior to the purchase of HII, Intercare and Telemedical, two unrelated healthcare services divisions, were divested from HII in separate transactions. MEDE AMERICA did not acquire such businesses or any proceeds from the disposition of those businesses. HII was purchased for a total cash payment of approximately $11.7 million, including transaction expenses. The acquisition was accounted for under the purchase method and MEDE AMERICA recorded total intangible assets of approximately $11.0 million, consisting of $2.7 million of client lists and approximately $8.3 million of goodwill. MEDE AMERICA is amortizing the client lists over five years and goodwill over 20 years.

Medic Agreement

          On July 17, 1998, MEDE AMERICA entered into a transaction processing agreement with Medic Computer Systems, Inc., a subsidiary of Misys plc that develops and licenses software for healthcare providers, principally physicians, MSOs and PPMs. Under the processing agreement, MEDE AMERICA will undertake certain software development obligations, and on July 1, 1999, it will become the exclusive processor, subject to certain exceptions, of medical reimbursement claims for Medic's subscribers submitted to payers with whom MEDE AMERICA has or establishes connectivity. Under the processing agreement, MEDE AMERICA will be entitled to revenues to be paid by payers, in respect of which a commission is payable to Medic, as well as fees to be paid by Medic. The processing agreement sets forth detailed performance criteria and development and implementation timetables, inability to meet these criteria may result in financial penalties or give Medic a right to terminate this agreement. The agreement may also be terminated by Medic within a period of eight months after a change of control of MEDE AMERICA. The processing agreement is for a fixed term of five years, with annual renewals thereafter.

          Contemporaneously, to ensure a close working relationship between the parties, on July 17, 1998 MEDE AMERICA granted to Medic a warrant to acquire 1,250,000 shares of MEDE AMERICA's common stock, at a per share exercise price equal to the price of the common stock to the public in the initial public offering or, in the event that the initial public offering was not completed by March 31, 1999 at an exercise price equal to $8 per share. The Medic warrant contains customary weighted average antidilution provisions. The Medic warrant vests over a two year period, subject to acceleration upon a change of control, and may be exercised up to five years after issuance. The Medic warrant was valued at $3.9 million using the Black-Scholes Option Pricing Model and is recorded in other assets. The Medic warrant is being amortized over the life of the processing agreement, five years. MEDE AMERICA and certain principal stockholders have agreed that following the completion of the initial public offering and until the earlier of the termination of the processing agreement or the disposition by Medic and its affiliates of at least 25% of the shares of common stock issuable under the Medic warrant, Medic shall have the right to designate one director to MEDE AMERICA's board of directors. Medic named a designee effective February 12, 1999.

Revenues

          Revenues are derived from the sale of transaction processing products and services primarily on a fee-for-transaction basis. Transaction fees vary depending upon transaction type and service provided. MEDE AMERICA currently receives fees from providers for the majority of its transactions including claims processing, eligibility verification, claims switching, pharmacy script processing and tracking and Medicaid enrollment. It also receives fees from payers for the transmission of electronic claims and formulary payments from pharmaceutical manufacturers relating to its PBM script processing and management reporting services. These transaction-based revenues comprise the predominant portion of MEDE AMERICA's total revenues and tend to be recurring. Other revenue is derived from one-time payments related to installation and implementation services, software license fees and sales of computers and related hardware. For a more complete description, see the section entitled "MEDE AMERICA's business -- Set of electronic data interchange products and services" above.

          Transaction-based revenues and related formulary services revenues, to the extent applicable, which collectively constitute the majority of MEDE AMERICA's total revenues, are recognized at the time the transactions are processed and the services are provided. Revenues associated with software support and implementation fees, each constituting less than 3% of MEDE AMERICA's revenues for the fiscal years ended June 30, 1998 and 1999, are recognized ratably over the contract period or as the service is provided. Revenue from licensing of software, which also constituted less than 3% of its total revenues for the fiscal years ended June 30, 1998 and 1999, is recognized upon installation if it is determined that MEDE AMERICA has no significant remaining obligations and collectibility of the resulting receivable is considered probable.

Operating expenses

          Operations expense. Operations expense consists of:

               -    data and voice telecommunications expense
               -    salaries and benefits for operations employees
               - other costs associated with transaction processing and services provided to clients, such as
                    -    network and telecommunications
                    -    maintenance
                    -    computer operations
                    - systems administration, facilities and other additional indirect expenses

          Since 1996, operations expense as a percentage of revenues and operations expense per transaction have declined as a result of MEDE AMERICA's integration and restructuring efforts and increased operating leverage. Restructuring charges recorded in connection with its integration activities have resulted in variability in its quarterly operating results.

          Sales, marketing and client services expense. Sales, marketing and client services expense consists primarily of salaries, benefits, commissions and related indirect costs and expenditures for marketing programs, trade shows, advertising, help desk software and related client communications. As MEDE AMERICA continues to implement its growth strategy, sales, marketing and client services expenses are expected to continue to increase.

          Research and development expense. Research and development expense consists primarily of salaries, benefits and related indirect expenses associated with the design, research and development of new products and enhancements to existing current products. The development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility has been established, any additional software development costs are capitalized in accordance with Statement of Financial Accounting Standards, referred to as "SFAS", No. 86, "Accounting For the Cost of Computer Software To Be Sold, Leased or Otherwise Marketed." Amortization of purchased software and technology and of capitalized software development costs is provided on a product-by-product basis at the greater of the amount computed using the ratio of current revenues for a product to the total of current and anticipated future revenues or the straight-line method over the remaining estimated economic life of the product. Generally, an original estimated economic life of three to five years is assigned to purchased software and technology and an original estimated economic life of five years is assigned to capitalized software development costs. Amortization begins in the period in which the related product is available for general release to customers. During the fiscal years ended June 30, 1998 and 1999, MEDE AMERICA capitalized $462,000 and $1,602,000, respectively, of software development costs for projects for which technological feasibility has been established but were not yet available for client release. Prior to July 1, 1997, MEDE AMERICA did not have any software development projects for which significant development costs were incurred between the establishment of technological feasibility and general client release of the product. MEDE AMERICA believes that the development of enhanced and new product offerings are essential to remaining competitive and it expects that development expenses will increase in the future.

          General and administrative expense. General and administrative expense primarily consists of salaries, benefits and related indirect costs for the administrative, executive, finance, legal, human resources and internal systems personnel, as well as accounting and legal fees. As MEDE AMERICA implement its growth strategy, general and administrative expenses are expected to increase.

          Depreciation and amortization expense. MEDE AMERICA depreciates the cost of its tangible capital assets on a straight-line basis over the estimated economic life of the asset: three to five years for computer equipment, five years for furniture and fixtures, and 20 to 25 years for buildings and improvements. Acquisition-related intangible assets, which include the value of software and client lists, are amortized based on the estimated useful economic life of the asset at the time of acquisition, and therefore will vary among acquisitions. MEDE AMERICA recorded amortization expense relating to goodwill and other intangible assets of $3.7 million during the fiscal year ended June 30, 1997, $5.0 million during the fiscal year ended June 30, 1998, and $6.6 million during the fiscal year ended June 30, 1999.

Results of Operations

          The following table sets forth, for the periods indicated, certain items from MEDE AMERICA's consolidated statements of operations expressed as a percentage of total revenues.

                               Year Ended June 30,

                                              1996     1997      1998     1999

Revenues....................................  100%      100%      100%     100%
Operating Expenses:
  Operations................................    60       48        40       37
  Sales, marketing and client services.....     22       25        25       23
  Research and development..................     7        9         9        8
  General and administrative................    19       15        12       10
  Depreciation and amortization.............    16       15        17       16


Year ended June 30, 1999 compared to year ended June 30, 1998

Revenues

          Revenues for the fiscal year ended June 30, 1999 were $55.2 million, compared to $42.3 million in fiscal 1998, an increase of $12.9 million or 31%. $6.6 million of the increase was attributable to growth of the existing business, and $6.3 million to incremental revenue from the acquisitions of The Stockton Group in November 1997 and HII in October 1998. MEDE AMERICA processed
314.5 million transactions in 1999, compared to 235.0 million transactions processed in fiscal 1998, an increase of 79.5 million transactions or 34%. Of the increase, 84% resulted from the addition of new clients and the increased transaction volume from existing clients, and 16% from the incremental transactions from the acquisition of Stockton and HII. The average price per transaction received by MEDE AMERICA in fiscal year 1999 declined by 6% compared with the prior fiscal year, as a result of a relatively higher proportion of lower-priced pharmacy division switching transactions compared to the other divisions' higher-priced transactions, and a greater portion of transactions that were processed under contracts with volume-based pricing terms, partially offset by the acquisition of HII and its relatively higher-priced transactions.

Operating Expenses

          Operations expense was $20.6 million in fiscal year 1999, compared to $17.0 million in fiscal 1998, an increase of $3.7 million or 22%. As a percentage of revenues, operations expense decreased from 40% in fiscal 1998 to 37% in fiscal 1999. Of the increase in operations expense, $2.3 million was due to the higher volume of transactions processed and $1.3 million was due to the acquisitions of Stockton in November 1997 and HII in October 1998. The decrease in operations expense as a percentage of revenues was primarily due to operations leverage from systems consolidation for the recent acquisitions and the effects of ongoing cost reduction programs.

          Sales, marketing and client services expense was $12.8 million in fiscal 1999 compared to $10.8 million in fiscal 1998, an increase of $2.0 million or 19%. As a percentage of revenues, sales, marketing and client services expense decreased from 25% in fiscal 1998, to 23% in fiscal 1999. Of the increase in sales, marketing and client services expense, $1.2 million was attributable to the increase in revenue from existing clients, and $840,000 was attributable to the inclusion of the Stockton and HII acquisitions. The decrease in sales, marketing and client services expense as a percentage of revenues was primarily due to operations leverage from consolidation of recent acquisitions.

          Research and development expense was $4.4 million in fiscal 1999, compared to $3.9 million in fiscal 1998, an increase of $424,000 or 11%. As a percentage of revenues, research and development expense decreased from 9% for the fiscal year 1998 to 8% for fiscal 1999. MEDE AMERICA capitalized $1,602,000 and $462,000 of software development costs in fiscal 1999 and 1998 years respectively. The increase in research and development costs in the fiscal 1999 year was primarily due to development of new and enhanced EDI transaction products and services, development associated with major customer contracts currently expected to roll out in calendar 1999 and the establishment of additional direct payor connections. In addition, Year 2000 compliance expenditures amounted to $693,000 and $180,000 in fiscal years 1999 and 1998, respectively.

          General and administrative expense was $5.7 million and $4.9 million in fiscal 1999 and 1998, respectively, representing an increase of $813,000 or 17%. Of the increase, $568,000 was due to the Stockton acquisition and $245,000 was due to the HII acquisition. As a percentage of revenues, general and administrative expense decreased from 12% for fiscal 1998 to 10% for fiscal 1999 due to consolidation from recent acquisitions.

          Depreciation and amortization expense was $8.8 million and $7.1 million in the fiscal years 1999 and 1998, respectively, representing an increase of $1.6 million or 23%. Of the increase in depreciation and amortization expense, $783,000 was attributable to the HII acquisition and $521,000 was due to the Stockton acquisition. As a percentage of revenues, depreciation and amortization expense decreased to 16% in fiscal year 1999 from 17% in fiscal year 1998.

Year ended June 30, 1998 compared to year ended June 30, 1997

Revenues

          Revenues for the fiscal year ended June 30, 1998 were $42.3 million compared to $35.3 million in fiscal 1997, representing an increase of 20%. The increase was primarily attributable to incremental revenue from the acquisitions of TCS and Stockton in February 1997 and November 1997, respectively, and to the growth of the existing business, partially offset by the loss of revenues from operations that were divested.

          MEDE AMERICA processed 234 million transactions in the fiscal year ended June 30, 1998, compared to 161 million transactions processed in fiscal 1997, representing an increase of 45%. The increase resulted from the addition of new clients, increased transaction volume from existing clients and the acquisitions of TCS and Stockton. The average price per transaction MEDE AMERICA received in fiscal 1998 declined by 13% from 1997, as a result of the greater proportion of transactions processed under contracts with volume-based terms and pricing and a larger proportion of lower-priced eligibility verification transactions as a result of the acquisition of TCS.

Operating expenses

          Operations expense was $17.0 million for the fiscal year ended June 30, 1998 compared to $16.8 million in fiscal 1997, representing an increase of 1%. As a percentage of revenues, operations expense decreased from 48% in fiscal 1997 to 40% in fiscal 1998. The containment of operations expense in fiscal 1998 was a result of ongoing cost reduction programs, systems consolidation for recent acquisitions and the impact of the divested operations, which results are included in fiscal 1997 but not in fiscal 1998.

          Sales, marketing and client services expense was $10.8 million for the fiscal year ended June 30, 1998 compared to $8.8 million in fiscal 1997, representing an increase of 23%. As a percentage of revenues, sales, marketing and client services expense was 25% for each such fiscal year. The increase in such expenses was primarily due to the inclusion of TCS and Stockton in the results of operations for the fiscal year ended June 30, 1998. The increase in such expenses, to a lesser extent, was due to increases in expenses relating to the hiring of new employees for client support and help desk service, the installation of help desk tracking software and resources devoted to telesales.

          Research and development expense was $3.9 million for the fiscal year ended June 30, 1998 compared to $3.3 million in fiscal 1997, representing an increase of 20%. As a percentage of revenues, research and development expense was 9% for each such fiscal year. MEDE AMERICA capitalized $462,000 of software development costs in fiscal 1998; however, no software development costs were capitalized in fiscal 1997. Prior to July 1, 1997, MEDE AMERICA did not have any software development projects for which significant development costs had been incurred between the establishment of technological feasibility and general client release of the product.

          General and administrative expense was $4.9 million for the fiscal year ended June 30, 1998 compared to $5.3 million in fiscal 1997, representing a decrease of 8%. As a percentage of revenues, general and administrative expense decreased from 15% in fiscal 1997 to 12% in fiscal 1998. This decrease was primarily a result of cost controls and the consolidation and integration activities to MEDE AMERICA's recent acquisitions.

          Depreciation and amortization expense was $7.1 million for the fiscal year ended June 30, 1998 compared to $5.5 million in fiscal 1997, representing an increase of 31%. As a percentage of revenues, depreciation and amortization expense increased from 15% in fiscal 1997 to 17% in fiscal 1998. These increases reflect the increased amortization expense related to the acquisitions of TCS in February 1997 and Stockton in November 1997.

          There were no acquisition-related expenses for the fiscal year ended June 30, 1998, as compared to $3.9 million of such expenses in fiscal 1997. Included in the amount for fiscal 1997 was a $1.6 million write-off related to in-process research and development from the acquisition of TCS for software that had not achieved technological feasibility and had no alternative use, and a contingent earnout charge of $2.3 million recorded by MEDE AMERICA in connection with the EC&F purchase agreement.

In addition, in fiscal 1997, MEDE AMERICA recorded a gain of $885,000 from a sale of securities. See Note 12 of Notes to consolidated financial statements of MEDE AMERICA.

Year ended June 30, 1997 compared to year ended June 30, 1996

Revenues.

          Revenues for the fiscal year ended June 30, 1997 were $35.3 million compared to $31.8 million in fiscal 1996, representing an increase of 11%. The increase was primarily attributable to revenue from the acquisition of TCS in February 1997, partially offset by the loss of revenues from operations that were divested. The increase was also due to the growth of the existing business.

          MEDE AMERICA processed 161 million transactions in the fiscal year ended June 30, 1997 compared to 129 million transactions processed in fiscal 1996, representing an increase of 25%. The increase resulted from the addition of new clients, the growth of business from existing clients and the TCS acquisition. The average price per transaction in fiscal 1997 declined by 4% from fiscal 1996, primarily as a result of the divested operations having higher claims pricing.

Operating expenses.

          Operations expense was $16.8 million for the fiscal year ended June 30, 1997 compared to $19.2 million in fiscal 1996, representing a decrease of 12%. As a percentage of revenues, operations expense decreased from 60% in fiscal 1996 to 48% in fiscal 1997. The operations expense improvement was a result of ongoing cost reduction programs, systems consolidation for recent acquisitions and the divestitures of non-core or unprofitable operations.

          Sales, marketing and client services expense was $8.8 million for the fiscal year ended June 30, 1997 compared to $7.1 million in fiscal 1996, representing an increase of 24%. As a percentage of revenues, sales, marketing and client service expense increased from 22% in fiscal 1996 to 25% in fiscal 1997. These increases reflect the inclusion of the TCS acquisition in the results for five months and, to a lesser extent, the addition of client support personnel and the increase in help desk tracking software expenses.

          Research and development expense was $3.3 million for the fiscal year ended June 30, 1997 compared to $2.1 million in fiscal 1996, representing an increase of 54%. As a percentage of revenues, research and development expense increased from 7% in fiscal 1996 to 9% in fiscal 1997. These increases were due to the hiring of new employees and other expenses related to the expansion of MEDE AMERICA's processing capacity and the implementation of new technology processing platforms throughout its data processing centers.

          General and administrative expense was $5.3 million for the fiscal year ended June 30, 1997 compared to $6.1 million in fiscal 1996, representing a decrease of 13%. As a percentage of revenues, general and administrative expense decreased from 19% in fiscal 1996 to 15% in fiscal 1997. These decreases were primarily a result of consolidation and integration activities.

          Depreciation and amortization expense was $5.5 million for fiscal year ended June 30, 1997 compared to $5.2 million in fiscal 1996, representing an increase of 5%. As a percentage of revenues, depreciation and amortization expense decreased from 16% in fiscal 1996 to 15% in fiscal 1997.

          Acquisition-related expenses for the fiscal year ended June 30, 1997 included a $1.6 million write-off related to in-process research and development from the acquisition of TCS for software that had not achieved technological feasibility and had no alternative use and a contingent earnout charge of $2.3 million recorded by us in connection with the EC&F purchase agreement. In addition, in fiscal 1997, MEDE AMERICA recorded a gain of $885,000 from a sale of securities. See Note 12 of MEDE AMERICA notes to consolidated financial statements.

          During the fiscal year ended June 30, 1996, MEDE AMERICA wrote down approximately $10.0 million of costs relating to client lists and related allocable goodwill obtained in the acquisition of MEDE OHIO. Such intangible assets were written down to the net present value of the estimated future cash flows to be derived from these clients as of June 30, 1996. The write-down was required due to a loss of approximately 25% of the acquired MEDE OHIO client base. In addition, a contingent earnout charge of $538,000 was recorded in connection with the EC&F purchase agreement during the fiscal year ended June 30, 1996.

Liquidity and Capital Resources

          Since inception, MEDE AMERICA has used capital from external sources to fund its internal growth and operations and to make acquisitions. Prior to its initial public offering, such capital requirements were provided by MEDE AMERICA's four principal stockholders, through periodic purchases of its debt and equity securities and MEDE AMERICA's credit facility. Since June 30, 1995 an investment fund affiliated with Welsh, Carson, Anderson and Stowe, or WCAS, has purchased a senior subordinated note in the principal amount of $25.0 million and 370,993 shares of common stock from MEDE AMERICA for an aggregate $25.0 million, which was used in connection with the acquisition of Time-Share Computer Systems, Inc., to repay borrowings under the credit facility and for general working capital purposes. In October 1998, the total availability under the credit facility was increased to $36.0 million, and MEDE AMERICA drew down an additional $13.2 million, of which $11.7 million was used to finance the HII acquisition.

          On January 26, 1999, MEDE AMERICA entered into a new credit facility with NationsBank, N.A., as Administrative Agent, and NationsBanc Montgomery Securities LLC, as Syndication Agent. The credit facility provides for a $25 million revolving credit facility that matures on February 5, 2002. The credit facility is not guaranteed by any third party, but is secured by substantially all of MEDE AMERICA's assets including the stock of MEDE AMERICA's subsidiaries. The credit facility contains various covenants and conditions, including those relating to Year 2000 compliance, changes in control and management and restrictions on the payment of dividends on the common stock. The closing of the credit facility occurred simultaneously with the consummation of the initial public offering. As of June 30, 1999, MEDE AMERICA had outstanding borrowings of $4.5 million under the credit facility. Such borrowings bore interest at a weighted average rate of 7.4% per year as of June 30, 1999. If the MEDE AMERICA reorganization is completed, it is expected that the credit facility will be terminated.

          On February 5, 1999, MEDE AMERICA consummated an initial public offering of 5,307,710 shares of common stock at a price of $13.00 per share, which included 692,310 shares that were subject to the underwriters' overallotment option, which was exercised in full. The net proceeds to MEDE AMERICA were approximately $61.9 million, after deducting the underwriting discount and offering expenses payable by MEDE AMERICA. The net proceeds to us were used to prepay approximately $25.2 million of outstanding principal and accrued interest on MEDE AMERICA's outstanding 10% senior subordinated note due February 1, 2002 and repay approximately $28.3 million of outstanding indebted ness and accrued interest under MEDE AMERICA's credit facility. MEDE AMERICA used the remaining $8.4 million of net proceeds to pay a portion of outstanding accrued dividends on its preferred stock, and approximately $301,000 of accrued dividends were converted into 23,124 shares of common stock. In addition, in connection with the initial public offering all outstanding shares of preferred stock were converted into 1,845,815 shares of common stock at the initial public offering price of $13.00 per share. In connection with the prepayment of the senior subordinated note and the establishment of a new credit facility, MEDE AMERICA recorded an extraordinary charge of approximately $1.6 million relating to the write-off of the remaining discount on the senior subordinated note and deferred financing costs.

          As of June 30, 1999, MEDE AMERICA had cash and cash equivalents of $4.1 million and net working capital of $8.5 million. Net cash used in operations was $1.5 million for the year ended June 30, 1999. The $1.5 million net cash used in operations in the 1999 fiscal year resulted primarily from increased investments in accounts receivable of $2.9 million, formulary receivables of $2.4 million, resulting from growth in the pharmacy business, and other assets of $686,000, as well as a decrease in accounts payable and accrued expenses of $3.9 million due to the timing of payments, partially offset by $8.5 million of income from operations, after adding back non-cash charges.

          Cash used for investment purposes was $14.6 million in the year ended June 30, 1999. Cash used for investment purposes during the fiscal year ended June 30, 1999 was primarily used to acquire HII for $11.4 million, net of cash acquired, and to fund capital expenditures of $1.4 million and additions to intangible assets of $1.8 million. MEDE AMERICA expects to pay at least $2.0 million per year for the foreseeable future for capital investment to support growth in transaction processing.

          Cash provided by financing activities was $17.3 million for the fiscal year ended June 30, 1999. Cash provided by financing activities during the fiscal year ended June 30, 1999 was primarily provided from net proceeds from the initial public offering of $61.8 million, which was partially offset by principal repayments of debt and capital lease obligations and the payment of preferred stock dividends.

          On April 20, 1999, MEDE AMERICA, Healtheon and a wholly-owned subsidiary of Healtheon entered into the MEDE AMERICA merger agreement, pursuant to which the acquisition subsidiary will be merged with and into MEDE AMERICA, with MEDE AMERICA being the surviving corporation of the merger. Upon consummation of the merger, the separate existence of the acquisition subsidiary will cease, and MEDE AMERICA's existing stockholders will become stockholders of Healtheon in accordance with the terms of the merger agreement.

          If the MEDE AMERICA merger is not consummated and MEDE AMERICA's independent existence continues, MEDE AMERICA would expect to use the credit facility to finance its future acquisitions and for general working capital needs, and subject to satisfaction of the covenants set forth therein, might finance acquisitions through the issuance of additional equity and debt securities. MEDE AMERICA believes that existing cash balances and cash generated by operations in the near term, and the borrowings available under the credit facility, would be sufficient to finance its operations for at least an additional 18 months. However, future acquisitions might require funding beyond its cash resources and currently anticipated capital or operating requirements could change, with the result that it would be required to raise additional funds through the public or private sale of additional securities.

Year 2000 Compliance

Assessment

          Since 1996, MEDE AMERICA has specified that all developed software be Year 2000 compliant. In January 1998 MEDE AMERICA performed a product assessment on all legacy products identifying all those that were not Year 2000 compliant, and began the process of renovating its existing non-compliant products, usually in connection with improving product functionality. In August 1998, all Year 2000 remediation programs were centralized under the direction of a Year 2000 project manager. Also in 1998 MEDE AMERICA began tracking Year 2000 expenditures as a separate category of expenditures. Total Year 2000 expenditures prior to August 1, 1998 amounted to approximately $225,000; expenditures from August 1, 1998 through June 30, 1999 totaled approximately $693,000.

          MEDE AMERICA completed its assessment of whether it will have to modify or replace portions of its software and its products, services and internal systems so that they will function properly with respect to dates in the Year 2000 and thereafter. In addition to its general Year 2000 compliance review, MEDE AMERICA specifically identified several areas which were not Year 2000 compliant as of November 30, 1998:

          -    its PBM system in Ohio

          - the UNIX operating platform software used in connection with its pharmacy practice management system

          - the UNIX operating platform software utilized in its pharmacy transaction switching

          With the exception of the Ohio PBM system, MEDE AMERICA believes its internally developed software and systems are Year 2000 compliant.

Remediation and Implementation

          MEDE AMERICA has developed a remediation program to correct the Year 2000 problems it has identified. PBM clients who utilize MEDE AMERICA's PBM system in Ohio are being migrated to the PBM system it acquired from Stockton, which MEDE AMERICA has tested and found to be Year 2000 compliant. Migration of these clients has begun, with 41% of the client base migrated as of August 26, 1999. The migration process is scheduled for completion in September 1999. Clients who wish to continue to utilize the PBM System in Ohio will be permitted to do so through the end of 1999, but not after. For retail pharmacy practice management clients, MEDE AMERICA's remediation program consists of providing a Year 2000 compliant version of the UNIX software to replace the older non-compliant version which is no longer being supported by the vendor, as well as software upgrades, with discounted hardware packages to enable such clients to utilize the Year 2000 compliant system. MEDE AMERICA has completed upgrades for 191 clients, and has scheduled upgrades for an additional 22 clients, with 12 clients still in the sales process. A version of the UNIX operating platform software used in pharmacy transaction switching, which the manufacturer represents to be Year 2000 compliant, was released in December 1998. Testing of that operating platform software on MEDE AMERICA's hardware, with its pharmacy transaction switching software, has been successfully completed.

          During its assessment phase, MEDE AMERICA identified potentially Year 2000 non-compliant "non-information technology" systems, such as embedded microcontrollers. Accordingly, it is replacing its older and potentially non-compliant computer and telecommunications hardware with hardware that is Year 2000 compliant. These expenditures are being made in the general course of MEDE AMERICA's renovation and modernization program, and as such are accounted for as ordinary capital expenditures instead of Year 2000 expenses.

          In October 1998, MEDE AMERICA acquired HII. HII's EDI products and services fall into three categories:

          -    physician claims processing, both small-and large-group

          -    hospital claims processing

          - claims data transmission including extraction and transmission of claim data to a third party data analyst.

          Based on its review at the time of the acquisition, MEDE AMERICA determined that none of HII's products is Year 2000 compliant. MEDE AMERICA has completed the programming necessary to modify HII's common carrier and Internet-based claims processing system for small physician groups to make the products Year 2000 compliant. Clients are being selected for beta-testing. It has also modified HII's payer data transmission products to make such products Year 2000 compliant. MEDE AMERICA is migrating HII's claims processing for hospitals and large physician groups to its MEDE Claim product. Currently, 30 clients have installed the MEDE Claim product, 21 more are under contract, 29 have declined to migrate to the system, and 7 have committed verbally to upgrade. MEDE AMERICA can, if necessary, process claims for hospitals and large physician groups through its common carrier and Internet-based claims processing system.

          Some or all of MEDE AMERICA's revenues from each of the three areas in which Year 2000 problems have been identified, as well as those of HII's clients, are subject to the risk of Year 2000 noncompliance. As of August 26, 1997, clients representing approximately $1.4 million in revenue were still in the migration process. The total revenue from MEDE AMERICA's PBM services clients was $6,491,000 in fiscal 1998. The total revenue from pharmacy retail system sales was $511,000 in fiscal 1998. As of August 26, 1999, clients representing $83,000 in revenue had not yet upgraded to the Year 2000 compliant retail system. The total revenue derived from pharmacy switching was $8,183,000 in fiscal 1998. The total claims and related revenue derived from HII was $4,950,000 for the twelve months ended June 30, 1998. As of August 26, 1999, clients representing $935,000 in revenue had decided not to migrate to the MEDE Claim solution.

          Excluding anticipated expenditures associated with ordinary product development, MEDE AMERICA has budgeted approximately $1,210,000 through December 1999 for Year 2000 compliance costs, of which approximately $873,000 had been expended through June 30, 1999. MEDE AMERICA believes that this amount will be sufficient to execute its plan and cover contingency plan costs. MEDE AMERICA believes that it has sufficient resources to implement its plan. However, there can be no assurance that expenditures required to achieve compliance with Year 2000 requirements will not exceed the budgeted amounts.

          MEDE AMERICA's client base consists of over 82,000 healthcare providers and over 1,000 payers. While it has not attempted to assess the readiness of each of these entities, MEDE AMERICA has begun to work with major customers and suppliers to insure that Year 2000 compliance issues will not interrupt the normal activities supported by these relationships. Implementation of Year 2000 compliant software is product-and platform-specific. If the software resides on the host system, all clients will automatically access the new software. Similarly, products that can receive updates remotely will be updated via remote distribution. The existing telephone number for HII's bulletin board program can be automatically redirected to connect to a MEDE AMERICA product that is Year 2000 compliant. A small minority of MEDE AMERICA's clients, mostly retail pharmacy clients, will require on-site installation. In most cases, this installation will also provide the clients with the capability to receive future enhancements that will not otherwise be available.

          MEDE AMERICA's Medicare/Medicaid payers are subject to a Year 2000 compliance program undertaken by the Health Care Financing Administration. Under the HCFA plan, all mission critical systems have been identified, and an independent verification and validation consultant has been retained to perform inspections and testing of all public payers. This plan includes both random and announced system and site testing.

Contingencies

          MEDE AMERICA believes that the most likely worst case Year 2000 scenario would include the following:

          - one or more parts of MEDE AMERICA's software and operating systems would operate incorrectly;

          - one or more of MEDE AMERICA's payers would be unable to receive transactions; and

          - one or more of MEDE AMERICA's providers/clients would not have completed internal Year 2000 conversions.

          It is possible that failures of MEDE AMERICA's software or operating systems could cause MEDE AMERICA's clients to either terminate their contracts with us and sue us for damages. Also, if MEDE AMERICA fails to achieve Year 2000 compliance by September 30, 1999, such failure could constitute a default under its credit facility, which could in turn have a material adverse effect on MEDE AMERICA's business, financial condition and results of operations. MEDE AMERICA has completed the assessment of its critical hardware and software and believes that the assessment has revealed all significant Year 2000 problems, that such problems will be capable of remediation, and that its software and hardware will perform substantially as planned when Year 2000 processing begins. Although it may experience Year 2000 problems, based on its assessment and remediation program to date, MEDE AMERICA believes that Year 2000 compliance issues will not have a material adverse effect on its business, financial condition or prospects and will not, therefore, result in a default under the Year 2000 compliance covenant in its credit facility. However, due to the uncertainties that are inherent in addressing the Year 2000 problem, MEDE AMERICA may experience unforeseen Year 2000 problems, which problems could have a material adverse effect on MEDE AMERICA's business, financial condition and results of operations.

          As contingency planning, MEDE AMERICA has three available options should certain functions not operate properly on January 1, 2000.

          - MEDE AMERICA has developed its internal systems in such a manner as to allow such systems to accept non-Year 2000 compliant data, and convert such data based on defaults and algorithms developed in conjunction with the providers to Year 2000 compatible formats. This methodology is applicable for claims, eligibility and enrollment transactions.

          - For payers, in the event a payer is unable to accept EDI claims, MEDE AMERICA currently has the capability, internally and, if necessary with support from an outside vendor, to print paper claims forms from supplied provider data and to send those claims in paper form to non-Year 2000 compliant payers.

          - For medical claims, a bulletin board system acquired in the HII transaction could be utilized by clients, with minimal programming set up, as a means of transmit ting claims to us via common carriers and the Internet.

Impact of Inflation

          Inflation has not had a material impact on MEDE AMERICA's historical operations or financial condition.

Recent Accounting Pronouncements

          In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). Each of these statements required additional disclosure in the Company's consolidated financial statements. SFAS 130 had no effect on the Company's financial statements as the Company had no components of comprehensive income. SFAS 131 did not have a material effect on the Company's consolidated financial position or results of operations.

          Recent pronouncements of the Financial Accounting Standards Board ("FASB") which are not required to be adopted at this date include, Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- an amendment of FASB Statement No. 133" ("SFAS 137"). SFAS 137 is effective for fiscal years beginning after June 15, 2000. Based upon current data the adoption of this pronouncement is not expected to have a material impact on the Company's consolidated financial statements.

Net Operating Losses

          As of June 30, 1999, MEDE AMERICA had net operating loss carryforwards for federal income tax purposes of approximately $36.4 million. Such loss carryforwards expire in the fiscal years 2005 through 2014. Because of certain changes in ownership, as defined in the tax code, which occurred during 1996 and 1995, certain of these net operating loss carryforwards are subject to annual limitations. See Note 7 of MEDE AMERICA notes to consolidated financial statements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          See the Financial Statements listed in the accompanying Index to Consolidated Financial Statements which appear elsewhere in this annual report. Information required by the schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                    MEDE AMERICA CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page

Independent Auditor's Report..................................................34

Consolidated Balance Sheets as of June 30, 1999
  and 1998....................................................................35

Consolidated Statements of Operations for the years
  ended June 30, 1999, 1998 and 1997..........................................36

Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended June 30, 1999, 1998 and 1997............................37

Consolidated Statements of Cash Flows for the years
  ended June 30, 1999, 1998 and 1997..........................................38

Notes to Consolidated Financial Statements....................................39

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of MEDE AMERICA Corporation

          We have audited the accompanying consolidated balance sheets of MEDE AMERICA Corporation and subsidiaries (the "Company") as of June 30, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MEDE AMERICA Corporation and subsidiaries as of June 30, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Jericho, New York
August 27, 1999

                    MEDE AMERICA CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             June 30, 1998 and 1999
                    (In thousands, except per share amounts)



                                                              JUNE 30
                                                        --------------------
                                                          1998        1999
                                                        --------    --------

                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents............................ $  2,950    $  4,119
  Accounts receivable, less allowance for
     doubtful accounts of $997 and $636, respectively..    7,920      11,253
  Formulary receivables................................    2,341       4,713
  Inventory............................................      211         264
  Prepaid expenses and other current assets............      537         803
                                                        --------    --------
     Total current assets..............................   13,959      21,152
PROPERTY AND EQUIPMENT -- Net (Notes 3 and 6)..........    4,711       5,164
GOODWILL -- Net (Notes 1 and 2)........................   34,753      41,048
OTHER INTANGIBLE ASSETS -- Net (Notes 1 and 4).........    5,501       7,154
OTHER ASSETS...........................................      470       4,191
                                                        --------    --------
     TOTAL............................................. $ 59,394    $ 78,709
                                                        ========    ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable.....................................  $  3,630    $  2,640
  Accrued expenses and other current liabili-
      ties (Note 5)....................................     7,715       6,957
  Current portion of long-term debt (Note 6)...........       269         349
                                                         --------    --------
     Total current liabilities.........................    11,614       9,946
                                                         --------    --------
LONG-TERM DEBT (Note 6)................................    41,055       4,787
                                                         --------    --------
OTHER LONG-TERM LIABILITIES (Note 2)...................       194         311
                                                         --------    --------
SERIES A REDEEMABLE CUMULATIVE PREFERRED STOCK:
  $.01 par value; 250 shares authorized; 240
     shares issued and outstanding as of 1998
     (aggregate liquidation value of $23,996
     plus accrued dividends) (Note 9)..................    31,223          --
                                                         --------    --------
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.01 par value; 30,000 shares
     authorized; 5,685 and 13,224 shares issued
     and outstanding, Respectively.....................        57         132
  Additional paid-in capital...........................    25,584     116,343
  Accumulated deficit..................................   (50,243)    (52,810)
  Deferred compensation (Note 8).......................       (90)         --
                                                         --------    --------
     Total stockholders' equity (deficit)..............   (24,692)     63,665
                                                         --------    --------
     TOTAL.............................................  $ 59,394    $ 78,709
                                                         ========    ========


                See notes to consolidated financial statements.

                    MEDE AMERICA CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 1997, 1998 AND 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                    YEAR ENDED JUNE 30
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------    -------    -------

REVENUES....................................................  $ 35,279    $42,290    $55,213
                                                              --------    -------    -------
OPERATING EXPENSES:
  Operations................................................    16,817     16,958     20,621
  Sales, marketing and client services......................     8,769     10,765     12,819
  Research and development (Note 1).........................     3,278      3,941      4,365
  General and administrative................................     5,263      4,865      5,678
  Depreciation and amortization.............................     5,460      7,143      8,771
  Merger expenses (Note 1)..................................        --         --        688
  Contingent consideration paid to former owners
     of acquired businesses (Note 2)........................     2,301         --         --
  Acquired in-process research and develop-
     ment (Note 2)..........................................     1,556         --         --
                                                              --------    -------    -------
     Total operating expenses...............................    43,444     43,672     52,942
                                                              --------    -------    -------
INCOME (LOSS) FROM OPERATIONS...............................    (8,165)    (1,382)     2,271
OTHER INCOME (Note 12)......................................      (893)       (12)        --
INTEREST EXPENSE, Net.......................................     1,504      3,623      2,922
                                                              --------    -------    -------
LOSS BEFORE PROVISION FOR INCOME TAXES AND EXTRAORDINARY
  ITEM......................................................    (8,776)    (4,993)      (651)
PROVISION FOR INCOME TAXES (Note 7).........................        57         42        297
                                                              --------    -------    -------
LOSS BEFORE EXTRAORDINARY ITEM..............................    (8,833)    (5,035)      (948)
EXTRAORDINARY ITEM (Note 6).................................        --         --     (1,619)
                                                              --------    -------    -------
NET LOSS....................................................    (8,833)    (5,035)    (2,567)
PREFERRED STOCK DIVIDENDS...................................    (2,400)    (2,400)    (1,444)
                                                              --------    -------    -------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS..................  $(11,233)   $(7,435)   $(4,011)
                                                              ========    =======    =======
BASIC AND DILUTED LOSS PER COMMON SHARE
  Loss before extraordinary item............................  $  (2.07)   $ (1.31)   $ (0.28)
  Extraordinary item........................................        --         --      (0.19)
                                                              --------    -------    -------
  Net loss..................................................  $  (2.07)   $ (1.31)   $ (0.47)
                                                              ========    =======    =======
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING -- BASIC AND DILUTED..........................     5,425      5,679      8,615
                                                              ========    =======    =======


                See notes to consolidated financial statements.

                    MEDE AMERICA CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    YEARS ENDED JUNE 30, 1997, 1998 AND 1999
                                 (IN THOUSANDS)



                                        COMMON STOCK     ADDITIONAL                                     TOTAL
                                       ---------------    PAID-IN     ACCUMULATED     DEFERRED      STOCKHOLDERS'
                                       SHARES   AMOUNT    CAPITAL       DEFICIT     COMPENSATION   EQUITY (DEFICIT)
                                       ------   ------   ----------   -----------   ------------   ----------------

BALANCE, JULY 1, 1996................   5,280    $ 53     $ 27,850     $(36,375)       $  --           $ (8,472)
  Net loss and comprehensive
    income...........................      --      --           --       (8,833)          --             (8,833)
  Preferred stock dividends..........      --      --       (2,400)          --           --             (2,400)
  Issuance of common stock...........     371       4        2,121           --           --              2,125
  Issuance of warrants...............      --      --           52           --           --                 52
  Exercise of stock options..........      20      --           90           --           --                 90
                                       ------    ----     --------     --------        -----           --------
BALANCE, JUNE 30, 1997...............   5,671      57       27,713      (45,208)          --            (17,438)
  Net loss and comprehensive
    income...........................      --      --           --       (5,035)          --             (5,035)
  Preferred stock dividends..........      --      --       (2,400)          --           --             (2,400)
  Issuance of warrants...............      --      --           98           --           --                 98
  Exercise of stock options..........      14      --           65           --           --                 65
  Issuance of stock options..........      --      --          108           --         (108)                --
  Amortization of deferred
    compensation.....................      --      --           --           --           18                 18
                                       ------    ----     --------     --------        -----           --------
BALANCE, JUNE 30, 1998...............   5,685      57       25,584      (50,243)         (90)           (24,692)
  Net loss and comprehensive
    income...........................      --      --           --       (2,567)          --             (2,567)
  Preferred stock dividends and
    dividends (Note 9)...............      --      --       (1,444)          --           --             (1,444)
  Conversion of preferred stock......   1,869      18       24,278           --           --             24,296
  Issuance of warrants...............      --      --        4,096           --           --              4,096
  Initial public offering (Note 1)...   5,308      53       61,764           --           --             61,817
  Exercise of stock options..........     286       3        1,851           --           --              1,854
  Exercise of warrants...............      63       1           (1)          --           --                 --
  Employee stock purchase plan.......      13      --          215           --           --                215
  Amortization of deferred
    compensation.....................      --      --           --           --           90                 90
                                       ------    ----     --------     --------        -----           --------
BALANCE, June 30, 1999...............  13,224    $132     $116,343     $(52,810)       $  --           $ 63,665
                                       ======    ====     ========     ========        =====           ========


                See notes to consolidated financial statements.

                    MEDE AMERICA CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1997, 1998 AND 1999
                                 (IN THOUSANDS)



                                                                    YEAR ENDED JUNE 30
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $ (8,833)  $ (5,035)  $ (2,567)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................     5,585      7,502      8,996
    Extraordinary item......................................        --         --      1,619
    Provision for doubtful accounts.........................       316        464        391
    Acquired in-process research and development............     1,556         --         --
    (Gain) loss on sale of assets...........................        (8)        13         --
    Non-cash compensation expense...........................        --         18         90
    Changes in operating assets and liabilities,
     net of effects of businesses acquired:
      Accounts receivable...................................      (861)    (2,065)    (2,942)
      Formularly receivables................................      (331)    (1,936)    (2,372)
      Inventory.............................................       (45)       (40)       (53)
      Prepaid expenses and other current assets.............       175        (51)      (222)
      Other assets..........................................        13         19       (686)
      Accounts payable and accrued expenses and other
       current liabilities..................................      (629)    (1,368)    (3,867)
      Other long-term liabilities...........................      (958)       (21)       117
                                                              --------   --------   --------
         Net cash used in operating activities..............    (4,020)    (2,500)    (1,496)
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Business acquisitions, net of cash acquired...............   (11,450)   (10,674)   (11,428)
  Purchases of property and equipment.......................    (1,477)      (913)    (1,400)
  Additions to goodwill and other intangible assets.........      (143)      (699)    (1,823)
  Proceeds from sale of property and equipment..............       461        182         38
  Proceeds from sale of net assets of Premier...............       388         --         --
                                                              --------   --------   --------
         Net cash used in investing activities..............   (12,221)   (12,104)   (14,613)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from initial public offering of common
    stock...................................................        --         --     61,818
  Payment of preferred stock dividends......................        --         --     (8,371)
  Issuance of Senior Subordinated Note......................    22,875         --         --
  Issuance of common stock..................................     2,125         --         --
  Net proceeds (repayments) under New Credit Facility/Credit
    Facility................................................    (8,250)    16,725    (12,225)
  Principal repayments of debt..............................      (801)      (588)   (25,571)
  Principal repayments of capital lease obligations.........      (518)      (567)      (442)
  Exercise of stock options and employee stock purchase
    plan....................................................        90         65      2,069
                                                              --------   --------   --------
         Net cash provided by financing activities..........    15,521     15,635     17,278
                                                              --------   --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      (720)     1,031      1,169
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................     2,639      1,919      2,950
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $  1,919   $  2,950   $  4,119
                                                              ========   ========   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for:
    Interest................................................  $  1,541   $  3,018   $  3,483
                                                              ========   ========   ========
    Income taxes............................................  $    111   $    102   $    143
                                                              ========   ========   ========
  Non-cash investing and financing activities:
    Assets acquired under capital leases....................  $    129   $    278   $    408
                                                              ========   ========   ========
    Issuance of warrants....................................  $     52   $     98   $  4,096
                                                              ========   ========   ========

                See notes to consolidated financial statements.

                    MEDE AMERICA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 1997, 1998 AND 1999

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          a. Description of Business -- MEDE AMERICA Corporation and subsidiaries (the "Company") is a leading provider of electronic data interchange ("EDI") products and services to a broad range of providers and payors in the healthcare industry. The Company's integrated suite of EDI products and services permits hospitals, pharmacies, physicians, dentists, and other healthcare providers and provider groups to electronically edit, process and transmit claims, eligibility and enrollment data, track claims submissions through the claims payment process and obtain faster reimbursement for their services.

           b. Basis of Presentation -- The accompanying consolidated financial statements include the accounts of MEDE America Corporation and its wholly-owned subsidiaries: MEDE America, Inc. ("MEDE"), Medical Processing Center, Inc. ("MPC"), Wellmark Incorporated ("Wellmark"), Electronic Claims and Funding, Inc. ("EC&F"), Premier Dental Systems Corp. ("Premier"), Healthcare Interchange, Inc. ("HII"), and MEDE America Corporation of Ohio, Inc. ("MEDE OHIO") (formerly General Computer Corporation). MPC, Wellmark, and MEDE formerly constituted the healthcare information services business unit of Card Establishment Services ("CES"). On March 9, 1995, CES was acquired by First Data Corporation. Prior to this transaction, the former owners of CES spun off the healthcare information services business unit as a new company with MEDE America Corporation formed to serve as the holding company (the "Spin-off"). Because there was no change in ownership as a result of this Spin-off, the accompanying consolidated financial statements accounted for MEDE, MPC, and Wellmark on an historical cost basis. Effective July 1, 1997, MEDE, MPC, Wellmark, and EC&F were merged into MEDE AMERICA Corporation.

           On February 5, 1999, the Company consummated an initial public offering ("IPO") of 5,307,710 shares of common stock at a price of $13.00 per share (including 692,310 shares that were subject to the underwriters' overallotment option, which was exercised in full). The net proceeds to the Company were approximately $61,817,000 (after deducting the underwriting discount and offering expenses payable by the Company). The net proceeds to the Company were used to (i) prepay approximately $25,236,000 of outstanding principal and accrued interest on its outstanding 10% Senior Subordinated Note due February 1, 2002 and (ii) repay approximately $28,261,000 of outstanding indebtedness and accrued interest under its revolving credit facility (the "Credit Facility"). The remaining $8,320,000 of net proceeds was used to pay a portion of the accrued dividends on the Company's preferred stock, and the remainder of such accrued dividends (approximately $301,000) was converted into 23,124 shares of Common Stock. In addition, in connection with the IPO, all outstanding shares of preferred stock were converted into 1,845,815 shares of common stock at the IPO price of $13.00 per share.

           In connection with the prepayment of the Senior Subordinated Note and the establishment of the New Credit Facility (as defined herein), the Company recorded an extraordinary charge of approximately $1.6 million relating to the write-off of the remaining discount on the Senior Subordinated Note and deferred financing costs.

          On April 20, 1999, the Company, Healtheon Corporation ("Healtheon") and Merc Acquisition Corp., a wholly-owned subsidiary of Healtheon ("Merger Sub") entered into an Agreement and Plan of Reorganization (the "Merger Agreement"). The Merger Agreement was amended as of August 2, 1999. Upon consummation of the Healtheon/WebMD merger, Healtheon will be renamed Healtheon/WebMD. The Company will merge with a subsidiary of Healtheon/WebMD, resulting in the Company becoming a subsidiary of Healtheon/WebMD.

          The consideration for the merger will consist of newly-issued shares of Healtheon/WebMD common stock, par value $.0001 per share ("Healtheon/WebMD Common Stock"), having an aggregate value of approximately $460 million, based upon the closing sales price of $45.69 per share for the Healtheon Common Stock as reported on Nasdaq on April 20, 1999. At the effective time of the merger, each outstanding share of common stock, par value $.01 per share, of the Company ("Company Common Stock") will be converted into the right to receive 0.6593 shares of Healtheon/WebMD Common Stock (the "Exchange Ratio"), subject to adjustment as described below.

          In the event that the 10 day average closing price for Healtheon Common Stock for the periods ending two days prior to the date the Company's shareholders meet to authorize the merger (the "Meeting Price"), is less than $38.68 per share, Healtheon has the right to adjust the Exchange Ratio to a ratio equal to $25.50 divided by the applicable price or, if the Healtheon chooses not to exercise such option, the Company can terminate the Merger Agreement.

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

          c. Principles of Consolidation -- All significant intercompany transactions and balances are eliminated in consolidation.

          d. Revenue Recognition -- Transaction and related formularly services revenues (if applicable) are recognized at the time the transactions are processed and the services are rendered. Other service revenues (including post-contract customer support) and other revenues (including revenues relating to insignificant obligations at the time sales are recorded) are recognized ratably over applicable contractual periods or as service is provided. Revenue from the licensing of software is recognized only after it is determined that the Company has no significant remaining obligations and that collectibility of the resulting receivable is probable. Revenue from hardware sales is recognized when the hardware is shipped.

          e. Cash and Cash Equivalents -- The Company considers all highly liquid instruments with original maturity dates of three months or less to be components of cash and cash equivalents.

          f. Accounts Receivable -- Accounts receivable are due primarily from companies in the healthcare industry. Credit is extended based on an evaluation of the customer's financial condition, and generally collateral is not required.

          g. Formularly Receivables -- Formularly receivables represent amounts due for pharmacy related services provided to Practice Benefit Management ("PBM") clients. Services include prescription processing from EDI transactions and collecting and distributing pharmaceutical company fees for sponsored programs to the PBM client. The Company submits on a quarterly basis, in arrears, processed transactions qualifying for formulary incentive fees to various intermediaries who have PBM program services contracts with pharmaceutical manufacturers. These intermediaries consolidate formulary transactions from various processors and, in turn, submit such transactions to the pharmaceutical manufacturers for payment. The additional processing and reconciliation time of the consolidators and pharmaceutical companies results in a collection cycle for the Company of 7-12 months.

          h. Inventory -- Inventory is stated at the lower of cost (first-in, first-out) or market.

          i. Property and Equipment -- Property and equipment is stated at cost less accumulated depreciation and amortization, and is depreciated using the straight-line method over the estimated useful lives of the related assets.

          j. Goodwill -- Goodwill represents the excess of cost over the fair value of net assets acquired and is amortized on a straight-line basis over 7 to 20 years. Accumulated amortization amounted to $5,864,000 and $8,706,000 as of June 30, 1998 and 1999, respectively.

          k. Other Intangible Assets -- Other intangible assets include purchased client lists, purchased software and technology, and capitalized software development costs. Purchased client lists are amortized on a straight-line basis over three to five years. Amortization of purchased software and technology and of capitalized software development costs is provided on a product-by-product basis at the greater of the amount computed using (a) the ratio of current revenues for a product to the total of current and anticipated future revenues or (b) the straight-line method over the remaining estimated economic life of the product. Generally, an original estimated economic life of three to five years is assigned to purchased software and technology and an original estimated economic life of five years is assigned to capitalized software development costs. Amortization begins in the period in which the related product is available for general release to customers.

          l. Software Development Costs -- The development of new software products and enhancements to existing software products is expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting For the Cost of Computer Software To Be Sold, Leased or Otherwise Marketed." During the years ended June 30, 1998 and 1999, the Company capitalized $462,000 and $1,602,000, respectively, of software development costs on projects for which technological feasibility had been established but were not yet available for customer release. Prior to July 1, 1997, the Company did not have any software development projects for which significant development costs were incurred between the establishment of technological feasibility and general customer release of the product.

          m. Impairment of Long-Lived Assets -- In accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill and/or other intangible assets may warrant revision or that all or a portion of the remaining balance may not be recoverable.

          n. Income Taxes -- The Company accounts for income taxes under SFAS No. 109, "Accounting For Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

          o. Use of Estimates in the Preparation of Financial Statements -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          p. Comprehensive Income -- In 1999, the Company adopted SFAS No. 130, "Reporting Compre hensive Income." This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income, as presented in the consolidated Statement of Stockholders' Equity (Deficit) is equivalent to net income as the Company has no other items of comprehensive income. The adoption of SFAS No. 130 had no impact on total shareholders' equity.

          q. Reclassifications -- Certain amounts in prior years' financial statements have been reclassified to conform with the 1999 presentation.

2. ACQUISITIONS

          a. EC&F and Premier -- In October 1995, the Company acquired all of the outstanding shares of EC&F and Premier, which companies had common ownership, for a cash purchase price of approximately $4,050,000, including transaction expenses. The transaction was financed through loans obtained from the Company's majority stockholder. Such loans were subsequently repaid with borrowings under the Company's Credit Facility (as hereinafter defined). In addition, the Company was contingently liable for additional consideration if certain earnings levels were attained relating to EC&F during the three-year period following the consummation of the transaction. At June 30, 1996, the Company accrued $538,000 in connection with the contingent liability relating to earnings levels attained during the first year. At June 30, 1997, the Company accrued a settlement totaling $2,216,000 relating to the contingent liability for the second and third years. Such accruals of contingent consideration were recorded as compensation expense as these contingent payments were made to former shareholders of EC&F and Premier who were required by the stock purchase agreement to remain in the Company's employ during the period in which the contingent consideration was to be earned. Purchased software and technology was valued at $764,000 and generally is being amortized over three years. EC&F and Premier are developers of electronic systems which provide EDI services to the dental industry. In March 1997, the Company sold the operating net assets of Premier for $540,000, including the buyer's assumption of $152,000 of Premier liabilities. There was no gain or loss on the sale of such net assets.

          b. TCS -- In February 1997, the Company purchased certain assets of Time-Share Computer Systems, Inc. ("TCS") for $11,465,000, including transaction expenses. Purchased research and develop ment, which had not reached technological feasibility and had no alternative future use amounted to $1,556,000 and was charged to operations at the acquisition date. Purchased software and technology was valued at $2,984,000 and generally is being amortized over three years. TCS provides data processing and information management services to healthcare providers and pharmacies through integrated electronic data interchange systems. The acquisition was financed by a portion of the proceeds from the Senior Subordinated Note and Share Purchase Agreement (as hereinafter defined) (Note 6).

          c. Stockton -- In November 1997, the Company purchased certain assets and assumed certain liabilities of The Stockton Group, Inc. ("Stockton") for a cash purchase price of $10,674,000, including transaction expenses. In addition, the Company was contingently liable for additional consideration of up to $2,600,000 (plus interest at an annual rate of 7.25%) if Stockton's revenue during the 12-month period ended September 30, 1998 was at least $5,000,000. Based on revenues generated through September 30, 1998, the Company has recorded additional consideration of $2,022,000, which was treated as additional purchase price and was, therefore, added to goodwill. Purchased software and technology and client lists were valued at $1,230,000 and $903,000, respectively, and generally are being amortized over five years. Stockton is engaged in the business of providing EDI and transaction processing services to the healthcare industry. The transaction was financed through borrowings under the Company's Credit Facility.

          d. HII -- On October 30, 1998, the Company acquired all the outstanding shares of capital stock of Healthcare Interchange, Inc. ("HII"), a St. Louis, Missouri-based provider of EDI transaction processing services to hospitals and physician groups in Missouri, Kansas and Illinois. Prior to the acquisition of HII, two unrelated healthcare services divisions, Intercare and Telemedical, were divested from HII in separate transactions. HII was purchased for a total cash payment of approximately $11,781,000, including transaction expenses and was financed with borrowings under the Credit Facility. Purchased client lists were valued at $2,713,000 and are being amortized over five years.

          These acquisitions were recorded using the purchase method of accounting and, accordingly, the results of operations of these acquired companies are included in the consolidated results of operations of the Company since the dates of their respective acquisitions. The purchase price of each acquisition has been allocated to the respective net assets acquired based upon their fair values. Goodwill, which represents the excess of cost over the estimated fair value of the net assets acquired, for these transactions were as follows: EC&F and Premier -- $3,586,000; TCS -- $6,525,000, Stockton -- $8,281,000, and HII -- $8,319,000. Goodwill is being amortized over 20 years except for the goodwill recorded in connection with the acquisi tion of TCS which is being amortized over seven years.

          The following unaudited pro forma information for the year ended June 30, 1998 includes the operations of the Company, inclusive of the operations of both Stockton and HII as if the acquisitions had occurred as of July 1, 1997. The pro forma information for the year ended June 30, 1999 includes the operations of the Company , inclusive of the operations of HII as if the acquisition had occurred at July 1, 1997. This pro forma information gives effect to the amortization expenses associated with goodwill and other intangible assets acquired, adjustments related to the fair market value of the assets and liabilities acquired, interest expense related to financing the acquisitions, and related income tax effects.

                                                             YEAR ENDED JUNE 30
                                                             ------------------
                                                              1998       1999
                                                             -------    -------
                                                               (IN THOUSANDS)
Revenues.................................................... $48,880    $56,989
                                                             =======    =======
Income (Loss) from operations............................... $(1,034)   $ 1,612
                                                             =======    =======
Loss before extraordinary item.............................. $(5,695)   $(1,848)
                                                             =======    =======
Loss before extraordinary item applicable to common stock... $(8,095)   $(3,292)
                                                             =======    =======
Basic and diluted loss before extraordinary item per
  share..................................................... $ (1.43)   $ (0.21)
                                                             =======    =======

3. PROPERTY AND EQUIPMENT

                                                            JUNE 30
                                       USEFUL LIVES    ------------------
                                        (IN YEARS)      1998       1999
                                       ------------    -------    -------
                                                         (IN THOUSANDS)
Land...................................                $   104    $   104
Building and improvements..............   20-25          2,193      2,327
Furniture and fixtures.................       5          1,240      1,743
Computer equipment.....................     3-5          6,747      8,616
                                                       -------    -------
                                                        10,284     12,790
Less accumulated depreciation
     and amortization......                              5,573      7,626
                                                       -------    -------
Property and equipment -- net..........                $ 4,711    $ 5,164
                                                       =======    =======


4. OTHER INTANGIBLE ASSETS

   Other intangible assets consist of the following:

                                                                  JUNE 30
                                                              ----------------
                                                               1998      1999
                                                              ------    ------
                                                               (IN THOUSANDS)
Purchased client lists......................................  $3,893    $6,606
Less, accumulated amortization..............................   2,220     3,317
                                                              ------    ------
                                                               1,673     3,289
                                                              ------    ------
Purchased software and technology...........................   8,288     9,449
Less, accumulated amortization..............................   4,922     7,597
                                                              ------    ------
                                                               3,366     1,852
                                                              ------    ------
Software development costs..................................     462     2,064
Less, accumulated amortization..............................      --        51
                                                              ------    ------
                                                                 462     2,013
                                                              ------    ------
Other intangible assets - net...............................  $5,501    $7,154
                                                              ======    ======

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

          Accrued expenses and other current liabilities consist of the following:

                                                                  JUNE 30
                                                              ----------------
                                                               1998      1999
                                                              ------    ------
                                                               (IN THOUSANDS)
Accrued wages and related employee benefits.................  $1,609    $2,408
Rebate liability............................................     291     1,875
Accrued professional fees...................................     364       879
Deferred revenue............................................     614       527
Pharmacy claims liability...................................     604       132
Due to former owners of acquired business...................   1,945        --
Accrued interest............................................     864        --
Other.......................................................   1,424     1,136
                                                              ------    ------
          Total.............................................  $7,715    $6,957
                                                              ======    ======

6. LONG-TERM DEBT

          Long-term debt consists of the following:


                                                                   JUNE 30
                                                              -----------------
                                                               1998       1999
                                                              -------    ------
                                                               (IN THOUSANDS)
Senior subordinated note less unamortized discount of
  $1,641,000 at June 30, 1998(a)............................  $23,359    $   --
New Credit Facility/Credit Facility(b)......................   16,725     4,500
Obligations under capital leases(c).........................      436       403
Loan payable relating to an acquisition, collateralized by
  $149,000 of certificates of deposits at June 30, 1999 due
  in quarterly payments ranging from $15,000 to $25,000
  through February 2002, interest at 6.7 percent............      271       190
Note payable, in connection with the sale of certain assets
  due in monthly installments of $6,000 through January
  2000, interest at 6.8 percent.............................      114        43
Note payable, collateralized by land and building of MEDE
  OHIO, due in monthly installments of $19,000 through July
  2000, interest at 12.5 percent............................      419        --
                                                              -------    ------
                                                               41,324     5,136
Less current portion........................................      269       349
                                                              -------    ------
          Total.............................................  $41,055    $4,787
                                                              =======    ======


-------------------------

(a) On February 14, 1997, the Company entered into an agreement with an affiliate of certain shareholders of the Company under which the Company issued a $25,000,000 senior subordinated note (the "Senior Subordinated Note") and 370,993 shares of its common stock valued at $2,125,000 (representing the estimated fair value of the Common Stock) for total consideration of $25,000,000 (the "Senior Subordinated Note and Share Purchase Agreement"). The $2,125,000 relating to the shares of common stock was recorded as a discount on the Senior Subordinated Note and was being amortized over the term of the Senior Subordinated Note. The Senior Subordinated Note bore interest at the rate of 10% per annum, payable quarterly. One half of the principal sum was due on February 14, 2001, and the second half was due on February 14, 2002. The Senior Subordinated Note was repaid in February 1999 with a portion of the proceeds of the IPO. In connection with the repayment of the Senior Subordinated Note, the Company recorded an extraordinary charge of $1,416,000 relating to the write-off of the remaining discount on the Senior Subordinated Note.

(b) On January 26, 1999, the Company entered into a Credit Agreement (the "New Credit Facility"). The New Credit Facility provides for a $25,000,000 revolving credit facility that matures on January 26, 2002. Borrowings under the New Credit Facility bear interest at either the bank's base rate, as defined, plus 0.75% or an offshore rate, as defined, plus 1.75%. The weighted average interest rate on outstanding borrowings at June 30, 1999 was 7.05 percent. The Company is required to pay a commitment fee of 0.50% per annum on the unused portion of the New Credit Facility. The New Credit Facility is not guaranteed by any third party, but is secured by substantially all of the Company's assets, including the stock of the Company's subsidiaries. The New Credit Facility contains various covenants and conditions, including those relating to Year 2000 compliance, changes in control and management and restrictions on the payments of dividends on the common stock and requires the Company to maintain certain leverage and interest coverage rates and places restrictions on additional investments and indebtedness. The closing of the New Credit Facility occurred simultaneously with the IPO.

     The New Credit Facility replaced the Company's existing revolving line of credit from a bank (the "Credit Facility") which was last amended on October 30, 1997 to increase the maximum borrowings to $20,000,000. All borrowings under the Credit Facility were guaranteed by certain stockholders of the Company. In consideration for the granting of such guarantees, the stockholders were issued warrants to purchase 18,330 shares (valued at $52,000), 34,200 shares (valued at $98,000), and 84,050 shares
     (valued at $171,000) of the Company's common stock during the years ended June 30, 1997, 1998 and 1999, respectively. All warrants issued were valued using the Black-Scholes Option Pricing Model. The aggregate fair value of these warrants was recorded in other assets as deferred financing costs and was amortized over the life of the agreement. In connection with the repayment of the Senior Subordinated Note discussed above, the Company recorded an extraordinary charge of $203,000 relating to the write-off of these warrants.

(c) The Company leases certain computer and office equipment under capital lease arrangements expiring through 2002. The gross value of the equipment held under capital leases was $2,406,000 and $2,972,000 as of June 30, 1998 and 1999, respectively, and the related accumulated amortization was $2,211,000 and $2,600,000, respectively.

          Maturities of long-term debt as of June 30, 1999 are as follows (in thousands):



                    YEAR ENDING JUNE 30,
                    --------------------

2000........................................................  $  349
2001........................................................     189
2002........................................................   4,586
2003........................................................      12
                                                              ------
Total.......................................................  $5,136
                                                              ======

          Based upon the borrowing rates currently available to the Company for loans with similar terms, the fair value of the Company's debt approximates the carrying amounts.

7. INCOME TAXES

          The provision for income taxes for the fiscal years ended June 30, 1997, 1998 and 1999 consists entirely of current state franchise taxes.

          The provision for income taxes varies from the amount computed by applying the statutory U.S. Federal income tax rate to the loss before provision for income taxes as a result of the following:


                                           1997       1998       1999
                                          -------    -------    -------
                                                 (IN THOUSANDS)

U.S. Federal statutory rate.............  $(2,984)   $(1,698)   $  (873)
Increases (reductions) due to:
  Nondeductible expenses................      293        238        333
  State taxes...........................       57         42        297
  Net operating losses not producing
     current tax benefits...............    2,691      1,460        540
                                          -------    -------    -------
          Total.........................  $    57    $    42    $   297
                                          =======    =======    =======

          The net deferred tax asset is comprised of the following:


                                                    1998        1999
                                                  --------    --------
                                                     (IN THOUSANDS)

Accounts receivable.............................. $    399    $    256
Property and equipment...........................      176        (488)
Goodwill.........................................    2,786       4,156
Other intangible assets..........................      459         539
Accrued expenses and other current liabilities...      617         424
Net operating loss carryforwards.................   14,552      14,555
                                                  --------    --------
                                                    18,989      19,442
Less valuation allowance.........................  (18,989)    (19,442)
                                                  --------    --------
          Total.................................. $     --    $     --
                                                  ========    ========


          The valuation allowance increased during the years ended June 30, 1998 and 1999 primarily as a result of additional net operating loss carryforwards and net deductible temporary differences, for which realization was not considered to be more likely than not. In the event that the tax benefits relating to the valuation allowance are subsequently realized, approximately $5,600,000 of benefits would reduce goodwill.

          As of June 30, 1999, the Company had Federal net operating loss carryforwards of approximately $36,400,000. Such loss carryforwards expire in the fiscal years 2005 through 2014. Because of the changes in ownership, as defined in the Internal Revenue Code, which occurred during 1995 and 1996, certain net operating loss carryforwards are subject to annual limitations.

8. STOCKHOLDERS' EQUITY

          a. Stock Option and Restricted Stock Purchase Plans -- In March 1995, the Company established a stock option and restricted stock purchase plan (the "Stock Plan"). The Stock Plan permits the granting of any or all of the following types of awards: incentive stock options ("ISOs"); nonqualified stock options ("NQSO"); or restricted stock. The Stock Plan authorizes the issuance of 655,000 shares of common stock. ISOs may not be granted at a price less than the fair market value of the Company's common stock on the date of grant (or 110 percent of the fair market value in the case of persons holding ten percent or more of the voting stock of the Company) and expire not more than ten years from the date of grant (five years in the case of ISOs granted to persons holding ten percent or more of the voting stock of the Company). The vesting period relating to the ISOs is determined by the Option Committee of the Board of Directors (the "Board") at the date of grant. The exercise price, expiration date, and vesting period relating to NQSOs are determined by the Option Committee of the Board of Directors at the date of grant.

          In June 1998, the Board approved the 1998 Stock Option and Restricted Stock Purchase Plan (the "New Stock Plan"). The New Stock Plan permits the granting of any or all of the following types of awards: incentive stock options; nonqualified stock options; restricted stock; or other stock-based awards, to officers, employees, directors, consultants and advisors of the Company. The New Stock Plan authorizes the issuance of 1,500,000 shares of common stock. Options to purchase an aggregate 400,000 shares of common stock pursuant to the New Stock Plan were granted to certain employees of the Company (including certain executive officers) upon consummation of the IPO. Such options, which include both incentive and non-qualified stock options, have an exercise price equal to the price to the public in the IPO and generally vest ratably over four years from the date of grant except that the initial installment of options granted to certain executive officers vested immediately upon consummation of the IPO.

          The table below summarizes the activity of the Stock Plan and the New Stock Plan, collectively (the "Stock Plans") for the years ended June 30, 1997, 1998 and 1999:



                                                                      WEIGHTED
                                         NUMBER        EXERCISE       AVERAGE
                                           OF           PRICE         EXERCISE
                                         SHARES         RANGE          PRICE
                                        --------    --------------    --------

Balance, July 1, 1996.................   451,404        $4.58          $ 4.58
  Options granted.....................    51,059    $4.58 - $5.73      $ 5.17
  Options exercised...................   (10,912)       $4.58          $ 4.58
  Canceled............................   (76,598)       $4.58          $ 4.58
                                        --------    --------------     ------
Balance, June 30, 1997................   414,953    $4.58 - $5.73      $ 4.65
  Options granted.....................    81,926        $5.73          $ 5.73
  Options exercised...................   (11,739)       $4.58          $ 4.58
  Canceled............................   (15,930)   $4.58 - $5.73      $ 4.60
                                        --------    --------------     ------
Balance, June 30, 1998................   469,210    $4.58 - $5.73      $ 4.84
  Options granted.....................   461,500        $13.00         $13.00
  Options exercised...................  (295,131)   $4.58 - $13.00     $ 6.44
  Canceled............................    (4,364)   $4.58 - $13.00     $ 5.32
                                        --------    --------------     ------
Balance, June 30, 1999................   631,215    $4.58 - $13.00     $10.05
                                        ========    ==============     ======

          During March 1998, the Company granted 47,565 options at an exercise price of $5.73 per share. The Company later determined that the value of the Company's stock at the date of grant was $8.00. As a result, the Company recorded a deferred compensation charge of $108,000 relating to the granting of these options of which $18,000 was amortized during the year ended June 30, 1998. Effective August 31, 1998, the Company accelerated the vesting of these options and therefore, amortized the remaining balance.

          Significant option groups outstanding at June 30, 1999 and related weighted average price and life information were as follows:



                             WEIGHTED
                             AVERAGE      WEIGHTED                  WEIGHTED
                            REMAINING      AVERAGE                  AVERAGE
   RANGE OF      NUMBER    CONTRACTUAL    EXERCISE       NUMBER     EXERCISE
EXERCISE PRICE OUTSTANDING LIFE (YEARS)     PRICE      EXERCISABLE   PRICE
-------------- ----------- ------------ -------------  -----------  --------

$4.58 - $5.73    232,415       7.0      $4.58 - $4.99    55,348      $ 4.79
    $13.00       398,800       9.6         $13.00        14,000      $13.00
                 -------                                 ------      ------
                 631,215                   $10.06        69,348      $ 6.45
                 =======                                 ======      ======


          The Company applies APB opinion No. 25 and related interpretations inaccounting for its Plans. Accordingly, no compensation cost has been recognized.If compensation cost for the Company's stock options had been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share for the years ended June 30, 1997,1998 and 1999 would have been as follows:


                                           1997          1998          1999
                                        ----------    ----------    ----------
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net loss -- as reported................  $(8,833)      $(5,035)      $(2,597)
Net loss -- pro forma..................   (8,887)       (5,105)       (3,220)
Basic and diluted net loss per share
     per share -- as reported..........    (2.07)        (1.31)        (0.47)
Basic and diluted net loss per share
     -- pro forma......................    (2.08)        (1.32)        (0.54)

          The weighted average fair value of the options granted for the years ended June 30, 1997, 1998 and 1999 is estimated at $1.83, $1.92 and $11.41 on the date of grant using the minimum value option pricing model in 1997 and 1998 and the Black Scholes Model in 1999, with the following weighted average assumptions for the years ended June 30, 1997, 1998 and 1999, respectively: a risk-free interest rate of 6.39%, 5.86%, and 5.4%; an expected option life of seven years; a volatility factor of 0%, 0% and 109% and no dividend yield. As required by SFAS No. 123, the impact of outstanding nonvested stock options granted prior to July 1, 1995 has been excluded from the pro forma calculation; accordingly, the 1997, 1998 and 1999 pro forma adjustments are not indicative of future period pro forma adjustments when the calculation will apply to all applicable stock options.

          b. Net income (loss) per share -- In 1997, the Company adopted SFAS No. 128, "Earnings Per Share." Basic income per share is determined by using the weighted average number of shares of common stock outstanding during each period. Diluted income per share further assumes the issuance of common shares for all dilutive outstanding stock options and warrants as calculated using the treasury stock method. Basic and diluted earnings per share are the same for all of the periods presented because the effect of including outstanding options and warrants would be antidilutive. The calculation for the years ended June 30, 1997, 1998 and 1999 was as follows:


                                                                    YEAR ENDED JUNE 30
                                -------------------------------------------------------------------------------------------
                                            1997                            1998                           1999
                                -----------------------------   ----------------------------   ----------------------------
                                                    PER SHARE                      PER SHARE                      PER SHARE
                                  LOSS     SHARES    AMOUNT      LOSS     SHARES    AMOUNT      LOSS     SHARES    AMOUNT
                                --------   ------   ---------   -------   ------   ---------   -------   ------   ---------
                                                                      (IN THOUSANDS)

Loss before extraordinary
  item........................  $ (8,833)                       $(5,035)                       $  (948)
Less: Preferred dividends.....    (2,400)                        (2,400)                        (1,444)
                                --------   -----     ------     -------   -----     ------     -------   -----     ------
Loss before extraordinary item
  per share...................  $(11,233)  5,425     $(2.07)    $(7,435)  5,679     $(1.31)    $(2,392)  8,615     $(0.27)
                                ========   =====     ======     =======   =====     ======     =======   =====     ======


          c. Reverse Stock Split and Increase in Authorized Common Stock and Preferred Stock -- On July 27, 1998, the Company amended and restated its certificate of incorporation in order to, among other things, effect a reverse stock split of all issued and outstanding common shares at the rate of 1 for 4.5823, which decreased the number of issued and outstanding shares as of June 30, 1998 from approximately 26,050,000 to approximately 5,685,000. This stock split has been retroactively reflected in the accompanying financial statements for all periods presented. The Company also increased the number of shares of authorized common stock to 30,000,000 and the number of shares of authorized preferred stock to 5,000,000, of which 250,000 were designated as relating to Series A redeemable cumulative preferred stock (Note 9).

          d. Recapitalization -- In conjunction with the IPO and as provided for in the Company's July 27, 1998 amendment and restatement of its certificate of incorporation, the Company completed a recapitaliza tion of its capital stock (the "Recapitalization"). The Recapitalization involved the conversion of all outstanding preferred stock into common stock (based upon liquidation value as defined in Note 9) and the exercise of all outstanding warrants other than the Medic Warrant (as herein defined) and warrants to purchase 84,050 shares of common stock issued on October 7, 1998 (see Note 6.b.). The preferred stock conversion was effected based upon the IPO price per share of $13.00 per share and was converted into 1,845,815 shares of common stock. In addition, $301,000 of accrued dividends on the preferred stock were converted into 23,124 shares of common stock. The warrants were converted, in a cashless exercise, into 63,398 shares of common stock.

          e. Stock Purchase Plan -- In June 1998, the Board approved the 1998 Employee Stock Purchase Plan (the "Purchase Plan"). Employees of the Company, including directors of the Company who are employees, are eligible to participate in quarterly plan offerings in which payroll deductions may be used to purchase shares of common stock. The purchase price of such shares is the lower of 85 percent of the fair market value of the common stock on the day the offering commences or 85 percent of the fair market value of the common stock on the date the offering terminates. The first offering period under the Purchase Plan commenced upon the completion of the IPO.

9. SERIES A REDEEMABLE CUMULATIVE PREFERRED STOCK

          As of June 30, 1998, the Company had outstanding 239,956 shares of preferred stock. The preferred stock was subject to mandatory redemption in two equal installments on May 31, 2001 and 2002; however, the Company was able to redeem the preferred stock in whole at any time or in part from time to time at its option. The redemption price, as well as liquidation value, of the preferred stock was $100 per share plus any accrued but unpaid dividends. Dividends on this preferred stock, which were cumulative, were payable, if declared, at $10 per share per annum. All shares of preferred stock were converted into common stock in connection with the Recapitalization and $301,000 of accrued dividends on the preferred stock were converted into 63,398 shares of common stock. The remaining accrued dividends were paid with a portion of the net proceeds of the IPO (see Note 8.d.).

10. COMMITMENTS AND CONTINGENCIES

          a. Leases -- The Company leases certain offices and equipment under operating leases. The minimum noncancelable lease payments are as follows (in thousands):



                    YEAR ENDING JUNE 30,
                    --------------------

2000........................................................  $1,859
2001........................................................   1,660
2002........................................................   1,079
2003........................................................     672
Thereafter..................................................     618
                                                              ------
Total minimum lease payments................................  $5,888
                                                              ======


          Rent expense for the years ended June 30, 1997, 1998 and 1999 was $1,309,000, $1,307,000, and $1,443,000, respectively.

          b. Litigation -- The Company is engaged in various litigation in the ordinary course of business. Management, based upon the advice of legal counsel, is of the opinion that the amounts which may be awarded or assessed in connection with these matters, if any, will not have a material effect on the consolidated financial position or results of operations.

          c. Employment Contract -- The Company has an employment contract expiring on June 30, 2000 with a non-executive employee with annual enumeration of $110,000. The minimum payment under this contract as of June 30, 1999 is $79,000.

          d. Defined Contribution Plan -- The Company maintains a defined contribution plan (the "Contribution Plan") for all eligible employees, as defined by the Contribution Plan. The Company currently makes matching contributions to the Contribution Plan in an amount equal to fifty percent of the employee salary deductions to a maximum of four percent of the employees salary in accordance with the Contribution Plan document. The Company incurred $227,000, $194,000, and $210,000 for employer contributions to the Contribution Plan for the years ended June 30, 1997, 1998 and 1999, respectively.

          e. Service Agreements -- The Company has entered into service agreements with telecommunications providers which require the Company to utilize certain minimum monthly amounts of the services of such providers. These agreements expire through November 2001. The Company was in compliance with the terms of these agreements as of June 30, 1999. The minimum annual amounts under these agreements are as follows (in thousands):

                    YEAR ENDING JUNE 30,
                    --------------------

2000........................................................  $1,428
2001........................................................   1,376
2002........................................................     543
                                                              ------
Total.......................................................  $3,347
                                                              ======


11. TRANSACTION PROCESSING AGREEMENT

          On July 17, 1998, the Company entered into a transaction processing agreement (the "Processing Agreement") with Medic Computer Systems, Inc. ("Medic"), a subsidiary of Mysys plc that develops and licenses software for healthcare providers, principally physicians, MSO's and PPM's. Under the Processing Agreement, the Company will undertake certain software development obligations, and on July 1, 1999 it will become the exclusive processor (subject to certain exceptions) of medical reimbursement claims for Medic's subscribers submitted to payors with whom MedE has or establishes connectivity. Under the Processing Agreement, the Company will be entitled to revenues to be paid by payors (in respect of which a commission is payable to Medic) as well as certain fees to be paid by Medic, including a $500,000 service fee to be paid in eight equal quarterly payments beginning on September 30, 1998. The Processing Agreement sets forth detailed performance criteria, and development and processing milestones. Inability to meet these criteria or milestones may result in financial penalties or give Medic a right to terminate this agreement. Conversely, if MedE exceeds certain processing milestones, it will be entitled to performance awards based upon a predetermined formula. The Processing Agreement is for a fixed term of five years, with annual renewals thereafter (unless either party elects to terminate), and during such period, MedE is required to provide system maintenance and support, including any necessary or appropriate upgrades, as defined.

          Revenue received under the Processing Agreement which are based on transactions processed will be recognized as such transactions are processed by MedE. Performance awards, if any, will be recognized when earned; and the service fee will be recognized ratably over the five-year term of the agreement, in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," and SOP 98-9, "Software Revenue Recognition With Respect To Certain Transactions." Software development costs incurred under the Processing Agreement will be recognized in accordance with SFAS No. 86 as described in Note 1.l All other costs relating to the Processing Agreement will be recognized as incurred, except for any penalties which will be recognized when and if they are both probable of being incurred and estimable in accordance with SFAS No. 5, "Accounting For Contingencies".

          Contemporaneously, to ensure a close working relationship between the parties, on July 17, 1998, the Company granted to Medic a warrant (the "Medic Warrant") to acquire 1,250,000 shares of the Company's common stock, at a per share exercise price equal to the price of the common stock to the public in the IPO. The Medic Warrant vests over a two-year period and may be exercised up to five years after issuance. The Medic Warrant was valued at $3,925,000 using the Black-Scholes Option Pricing Model and assuming that the underlying value of MedE's common stock was equal to the $13 IPO price per share, a risk-free interest rate of 5.47 percent, an expected warrant life of five years, a volatility rate of 39 percent and no dividend yield. The Medic Warrant is recorded in other assets and is being amortized over the five year life of the Processing Agreement. The Medic Warrant contains customary weighted average antidilution provisions. The Company and certain principal stockholders have agreed that following the completion of the IPO and until the earlier of the termination of the Processing Agreement or the disposition by Medic and its affiliates of at least 25 percent of the shares of common stock issuable under the Medic Warrant, Medic shall have the right to designate one director to the Company's Board of Directors.

12. OTHER INCOME

          In February 1997, the Company exercised 26,712 options to purchase common shares of First Data Corporation and subsequently sold the common shares resulting in a pre-tax gain of $885,000. Such options were issued to former employees of the Company prior to the Spin-off but reverted to the Company upon the termination of these employees.

13. INDUSTRY SEGMENTS

          In 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which established standards for the way in which public business enterprises report information about operating segments in annual financial statements.

          The Company operates in two reportable segments; medical/dental and pharmacy. Summarized financial information concerning the Company's reportable segments is shown in the following table. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The "Corporate" Column includes corporate related items not allocated to reportable segments and the elimination of intercompany transactions. Identifiable assets are those tangible and intangible assets used in operations in each reportable segment.


                                                     MEDICAL/
                                                      DENTAL     PHARMACY    CORPORATE     TOTAL
                                                     --------    --------    ---------    -------

YEAR ENDED JUNE 30, 1997
Total revenues.....................................  $20,050     $15,229           --     $35,279
Interest expense...................................  $   147     $   156      $ 1,201     $ 1,504
Depreciation and amortization expense..............  $ 3,204     $ 2,113      $   143     $ 5,460
(Loss) income before provision for income taxes and
  extraordinary item...............................  $(1,535)    $(2,202)     $(5,039)    $(8,776)
(Benefit) Provision for income taxes...............  $    (4)         --      $    61     $    57
Capital expenditures...............................  $   609     $   868           --     $ 1,477
Identifiable assets................................  $18,926     $27,758      $ 1,406     $48,090


                                                     MEDICAL/
                                                     DENTAL      PHARMACY    CORPORATE      TOTAL
                                                    --------    --------    ----------    -------

YEAR ENDED JUNE 30, 1998

Total revenues.....................................  $21,960     $20,330           --     $42,290
Interest expense...................................  $    91     $   234     $  3,298     $ 3,623
Depreciation and amortization expense..............  $ 3,286     $ 3,764     $     93     $ 7,143
Income (loss) before provision for income taxes and
  extraordinary item...............................  $   (79)    $  (266)    $ (4,648)    $(4,993)
Provision for income taxes.........................  $    15          --     $     27     $    42
Capital expenditures...............................  $   330          --     $    583     $   913
Identifiable assets................................  $20,677     $40,681     $ (1,964)    $59,394


                                                     MEDICAL/
                                                      DENTAL     PHARMACY    CORPORATE     TOTAL
                                                     --------    --------    ---------    -------

YEAR ENDED JUNE 30, 1999
Total revenues.....................................  $29,174     $26,039           --     $55,213
Interest expense...................................  $   240     $   313      $ 2,369     $ 2,922
Depreciation and amortization expense..............  $ 3,995     $ 3,924      $   892     $ 8,771





Income (loss) before provision for income taxes and
  extraordinary item...............................  $ 1,747     $ 2,003      $(5,401)    $  (561)
Provision for income taxes.........................  $    38     $   112      $   147     $   297
Capital expenditures...............................  $   739     $   590      $    71     $ 1,400
Identifiable assets................................  $42,489     $40,683      $(4,463)    $78,709


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF MEDE AMERICA

          The directors and executive officers of MEDE AMERICA are as follows:

Name                     Age Position
Thomas P. Staudt         46  Chairman of the Board of Directors, Chief Executive
                             Officer and President
Richard P. Bankosky      56  Chief Financial Officer, Treasurer and Secretary
James T. Stinton         49  Chief Information Officer
William M. McManus       44  Senior Vice President and General Manager
                             -- Pharmacy
Linda K. Ryan            51  Senior Vice President and General Manager
                             -- Medical
Roger L. Primeau         56  Senior Vice President and General Manager
                             -- Dental
Thomas E. McInerney(2)   56  Director
Anthony J. de Nicola(1)  35  Director
Timothy M. Murray(1)(2)  47  Director
Alan W. Winchester       43  Director

-------------------------------------------
(1)  Member of Audit Committee

(2)  Member of Compensation Committee

          Set forth below is information about each of MEDE AMERICA's executive officers and directors.

          THOMAS P. STAUDT has been Chairman of the Board of directors since February of 1999. He has been a director, President and Chief Executive Officer of MEDE AMERICA since March 1995. He served as President and Chief Operating Officer of CES from May 1993, and as a director from August 1994, until the sale of CES to First Data Corporation and the formation of MEDE AMERICA in March 1995. At CES, Mr. Staudt was responsible for credit card and healthcare transaction processing operations. Prior to joining CES, Mr. Staudt was President and Chief Operating Officer of Harbridge Merchant Services, Inc., which he joined in December 1991. Mr. Staudt has also held positions with A.C. Nielsen, a subsidiary of Dun & Bradstreet Corporation, and Wells Fargo Bank. Mr. Staudt holds a B.S. degree from the U.S. Naval Academy and an M.B.A. from San Francisco State University.

          RICHARD P. BANKOSKY has been Chief Financial Officer, Treasurer and Secretary of MEDE AMERICA since May 1996. He served as Chief Financial Officer and Treasurer for TII Industries, Inc. from April 1995 to February 1996. Prior to joining TII, he was Chief Financial Officer, Treasurer and Secretary for TSI International Software Ltd from February 1989 to April 1995. Mr. Bankosky also served as Chief Financial Officer and Secretary for V Band Systems Inc., was founder and Chief Operating Officer of NCR Credit Corporation and served as Director of Corporate Development at NCR Corporation. He holds a B.E.E. degree in Computers and Electrical Engineering from Rensselaer Polytechnic Institute and an M.B.A. from Adelphi University.

          JAMES T. STINTON has been Chief Information Officer of MEDE AMERICA since October 1995. He served as Release Manager at Charles Schwab & Company from April 1992 to September 1995. In that position he was responsible for the development, coordination, testing and implementation for the Microsoft NT and UNIX Client Server software. Prior to joining Charles Schwab & Company, he was POS Systems Architect and Vice President at Wells Fargo Bank from February 1982 to April 1992. Mr. Stinton holds a degree from ONC Business Studies, Coventry Technical College, Coventry, England, and a graduate certificate from Consumer Banking Association, Retail Banking Management, McIntire Business School of the University of Virginia.

          WILLIAM M. MCMANUS has been Senior Vice President and General Manager -- Pharmacy of MEDE AMERICA since February 1996. From February 1996 through July 1998 he was Senior Vice President and General Manager -- Pharmacy and Medical, and from April 1994 through February 1996 he was head of pharmacy system sales for National Data Corporation. In that position he had overall responsibility for sales, marketing and product management programs. Prior to April 1994, Mr. McManus held senior level positions at OmniSYS, Inc., Healthcare Computer Corporation, PDX, Inc., and the computer division of Foxmeyer Corporation. Mr. McManus holds a B.S. degree in Health and Physical Education from the University of South Carolina and completed postgraduate courses in education and pharmacy at the University of South Carolina.

          LINDA K. RYAN has been Senior Vice President and General Manager -- Medical of MEDE AMERICA since July 1998. In April 1995 she joined MEDE AMERICA as Vice President of Marketing and Product Management. From June 1990 through April 1995 she served as the Director of the Single Payor Demonstration Program at the New York State Department of Health. The program was responsible for introducing healthcare EDI in New York State. Ms. Ryan has also served as Director of New York's Community Health Management Information System and held several key positions in New York State's Medicaid program and as a health care researcher at Johns Hopkins and Albany Medical College. Ms. Ryan holds a Bachelor's Degree from the University at Stony Brook in New York and a Master of Arts degree from the College of William and Mary in Virginia.

          ROGER L. PRIMEAU has been Senior Vice President and General Manager -- Dental of MEDE AMERICA since October 1996. From August 1989 through June 1996 he was Vice President, Administration and Customer Relations of National Electronic Information Corporation ("NEIC"). Prior to joining NEIC, Mr. Primeau worked at Columbia Life Insurance Co. and Aetna Life & Casualty in a variety of management positions. Mr. Primeau holds a B.S. degree in Biology from Holy Cross College.

          THOMAS E. MCINERNEY has been a director of MEDE AMERICA since March 1995. From March 1995 until February 1999, he served as Chairman of the Board of Directors of MEDE AMERICA. Mr. McInerney has been a general partner of WCAS, an investment firm which specializes in the acquisition of companies in the information services and healthcare industries, since September 1986. Prior to joining WCAS, Mr. McInerney was President and Chief Executive Officer of Dama Telecommunications Corporation, a voice and data communications services company which he co-founded in 1982. Mr. McInerney has also been President of the Brokerage Services Division and later Group Vice President-Financial Services of ADP, with responsibility for the ADP divisions that serve the securities, commodities, bank, thrift and electronic funds transfer industries, and has held positions with the American Stock Exchange, Citibank and American Airlines. Mr. McInerney holds a B.A. degree from St. Johns University, and attended New York University Graduate School of Business Administration. He is a director of The Cerplex Group, Inc., The BISYS Group, Inc. and several private companies.

          ANTHONY J. DE NICOLA has been a director of MEDE AMERICA since March 1995 and has been a general partner of WCAS since April 1994. Prior to joining WCAS, Mr. de Nicola was an associate at William Blair & Company, L.L.C., an investment banking firm with which he had been affiliated since 1990. Previously, Mr. de Nicola worked in the Mergers and Acquisitions Department of Goldman Sachs & Co. and held positions at McKinsey & Company and IBM. Mr. de Nicola holds a B.A. degree from DePauw University and an M.B.A. from Harvard Business School. He is a director of Centennial Cellular, Inc., SEER Technologies, Inc. and several private companies.

          TIMOTHY M. MURRAY has been a director of MEDE AMERICA since March 1995 and is a principal of William Blair & Company, L.L.C., an investment banking firm with which he has been associated since 1979. He has also been the managing partner of William Blair Leveraged Capital Fund since its formation in 1988 and is a Managing Director of WBCP. Mr. Murray holds a B.A. degree from Duke University and an M.B.A. from the University of Chicago. He is a director of Daisytek International Corporation and several private companies.

          ALAN W. WINCHESTER has been a director of MEDE AMERICA since February 1999 and has been a Senior Vice President of Medic Computer Systems, a developer and licensor of software for healthcare providers, since January 1993. Prior to co-founding Medic in June 1982, Mr. Winchester was a founder of Specialized Data Systems in July 1980. Previously, Mr. Winchester worked as a large systems account manager for the Burroughs Corporation. Mr. Winchester holds a B.S. degree from the University of North Carolina at Chapel Hill and a Master of Divinity from Southeastern Baptist Seminary. He is a director of Medic Computer Systems, a subsidiary of Misys plc, as well as several private companies.

Board of Directors and Committees

          MEDE AMERICA's business, property and affairs are managed under the discretion of the Board of Directors. Directors are elected for one-year terms at each annual meeting of stockholders. Mr. Winchester has been designated by Medic Computer Systems which has the right to nominate a director of the MEDE AMERICA Board until the earlier of the termination of the Medic processing agreement or the disposition by Medic and its affiliates of at least 25% of the shares of common stock issuable under the Medic warrant. During fiscal 1999, the Board of Directors of MEDE AMERICA held a total of six meetings. Each director attended all of the meetings which took place while he was a director.

          The only standing committees of the Board of Directors of MEDE AMERICA are the Audit Committee and the Compensation Committee.

          The Audit Committee reviews the results and scope of audits and other services provided by MEDE AMERICA's independent public accountants. Its members are Messrs. de Nicola and Murray. During fiscal 1999, the Audit Committee held one meeting, which was attended by both members of the Audit Committee.

          In May 1998, the Board of Directors constituted a Compensation Committee composed of Messrs. McInerney and Murray which will be responsible for making recommendations concerning salaries and incentive compensation for executive officers of MEDE AMERICA. Prior to May 1998, the Board of Directors had sole responsibility for establishing executive officer compensation. Thomas
E. Staudt, MEDE AMERICA's President and Chief Executive Officer, participated in the deliberations of the Board concerning executive compensation. During fiscal 1999, the Compensation Committee held one meeting, which was attended by both members of the Compensation Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Exchange Act requires MEDE AMERICA's directors, executive officers and persons who own more than 10% of MEDE AMERICA common stock to file reports of holdings and transactions in common stock with the Commission and the National Association of Securities Dealers. On February 12, 1999, Alan W. Winchester became a director of MEDE AMERICA. On May 12, 1999, approximately eleven weeks after it was due, he filed his Initial Statement of Beneficial Ownership of Securities on Form 3 pursuant to the requirements of
Section 16(a).

          Based on MEDE AMERICA records and other information, MEDE AMERICA believes that all other applicable Section 16(a) reporting requirements were complied with for all transactions which occurred in fiscal year 1999.


ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

          The following table sets forth certain information concerning the compensation paid by MEDE AMERICA to its Chief Executive Officer and each of the four other most highly paid executive officers of MEDE AMERICA in fiscal year 1999:

                                                                                                    Long-Term
                                                                                                    Compensation
                                                                                                    Awards
                                                                                                    Securities
                                                                    ANNUAL COMPENSATION             Underlying          All Other
                                                                                   Other Annual     Options/SARS       Compensation
Name and Principal Position                    Fiscal Year   Salary($) Bonus($)(1) Compensation     (#)(2)                ($)(3)

Thomas P. Staudt                                   1999      198,750   250,000        --            389,141               3,200
President and Chief Executive                      1998      185,833   150,000        --            229,141               3,200
Officer, Director                                  1997      180,000    50,000        --            220,412               3,000

Richard P. Bankosky                                1999      146,003   100,000        --             74,915               3,200
Chief Financial Officer, Treasurer and Secretary   1998      136,969    55,000        --             34,915               3,139
                                                   1997      135,000    20,000        --             29,460               1,350

William M. McManus                                 1999      138,907    62,000        --             79,279               8,761(4)
Senior Vice President and General Manager --       1998      133,269    55,000        --             39,279               3,200
Pharmacy and Medical                               1997      125,433    20,000     68,558            32,733               3,000

Roger L. Primeau                                   1999      126,072    63,000        --             39,567               3,021
Senior Vice President and General Manager --       1998      121,050    25,000     27,900            23,567               3,200
Dental                                             1997       85,000    12,000        --             20,294                 --

James T. Stinton                                   1999      163,847    67,000        --             70,371              11,942(5)
Chief Information Officer                          1998      158,878    50,000        --             40,371               3,065
                                                   1997      150,000    20,000        --             34,916               2,950

---------------

(1) Bonuses are granted under a bonus formula annually established by the Board of Directors, based upon the performance (measured by EBITDA) of MEDE AMERICA and certain of its operating divisions. Unless a specified percentage of the EBITDA target is achieved, no bonus is paid. EBITDA targets are adjusted to reflect accounting changes, acquisitions and other significant, one-time events.

(2) Total number of options (exercised and unexercised) granted through June 30 of each fiscal year presented.

(3) Unless otherwise indicated, compensation in this column reflects matching contributions made by MEDE AMERICA to its 401(k) plan on behalf of each named executive officer.

(4) Of this amount, $5,561 reflects the purchase of shares of common stock at a purchase price of $16.68 pursuant to the terms of MEDE AMERICA's 1998 Employee Stock Purchase Plan.

(5) Of this amount, $8,742 reflects the purchase of shares of common stock at a purchase price of $16.68 pursuant to the terms of MEDE AMERICA's 1998 Employee Stock Purchase Plan.


Option and Restricted Stock Grants in Fiscal Year 1999

          The following tables set forth certain information concerning grants by MEDE AMERICA of stock options and restricted stock to each of the above named executive officers during 1999.

                                     Option Grants in Last Fiscal Year

                                                                                                             Potential Realizable
                           Number of            % of Total                                                     Value at Assumed
                            Securities            Options                                                   Annual Rates of Stock
                           Underlying           Granted to         Exercise or                             Price Appreciation for
                             Options           Employees in         Base Price      Expiration                Option Term ($)(1)
                           Granted (#)         Fiscal Year(2)       ($/Share)           Date               5%                   10%

Thomas P. Staudt              160,000              35.44               13.00          2/5/09           1,289,600           3,307,200
Richard P. Bankosky            40,000               8.86               13.00          2/5/09             322,400             826,800
William M. McManus             40,000               8.86               13.00          2/5/09             322,400             826,800
Roger L. Primeau               16,000               3.54               13.00          2/5/09             128,960             330,720
James T. Stinton               30,000               6.64               13.00          2/5/09             241,800             620,100


---------

(1) Potential realizable value is based on the assumption that the price per share of MEDE AMERICA common stock appreciates at the assumed annual rate of stock appreciation for the option term. The assumed 5% and 10% annual rates of appreciation (compounded annually) over the term of the option are set forth in accordance with the rules and regulations adopted by the Commission and do not represent MEDE AMERICA's estimate of stock price appreciation.

(2) Based upon total grants of options to purchase 451,500 shares in fiscal year 1999.


                 Aggregate Option Exercises in Last Fiscal Year
             and Fiscal Year-End Option and Restricted Stock Values

          The following table provides information about option exercises by the named executive officers during fiscal year 1999 and the value realized by them. The table also provides information about the number and value of options held by the named executive officers at June 30, 1999.


                                                                Number of Securities
                                                               Underlying Unexercised            Value of In-The-Money
                         Shares                                  Options At Fiscal                 Options At Fiscal
                         Acquired on        Value                    Year End (#)                   Year End ($)(2)
      Name               Exercise (#)    Realized($)(1)     Exercisable     Unexercisable     Exercisable    Unexercisable

Thomas P. Staudt         151,732        2,541,511             43,646         171,940          1,647,637       6,490,735
Richard P. Bankosky       16,983          284,465                 --          46,585                 --       1,758,584
William M. McManus        32,256          540,288                 --          46,587                 --       1,758,659
Roger L. Primeau          12,334           37,002              3,710          23,523            140,053         887,993
James T. Stinton          21,603          447,390              7,500          41,268            283,125       1,557,867


---------

(1) Market value of underlying securities based on the closing price of MEDE AMERICA common stock on the Nasdaq National Market on the date of exercise, minus the exercise price.

(2) Market value of securities underlying in-the-money options based on the closing price of MEDE AMERICA common stock on June 30, 1999 (the last trading day of the fiscal year) on the Nasdaq National Market of $37.75, minus the exercise price.

Compensation of Directors

          Prior to MEDE AMERICA's initial public offering, directors of the company received no compensation in respect of their service on the Board of Directors. At the time of the initial public offering, MEDE AMERICA adopted a policy of paying to each director who is not an employee of MEDE AMERICA or any parent, subsidiary or affiliate of MEDE AMERICA and is not (and is not affiliated with) a beneficial owner of 5% or more of the voting stock of MEDE AMERICA (a "non-employee director") an annual retainer fee of $7,500, a meeting fee of $1,000 for each board or committee meeting attended, and an annual, automatic grant of a non-qualified stock option to purchase up to 1,000 shares of common stock at the fair market value of the common stock on the date of grant. Currently, there are no directors who qualify for the foregoing benefits and no such benefits were paid in the fiscal year ended June 30, 1999.

          Directors are entitled to reimbursement for out-of-pocket expenses incurred while attending meetings of the Board of Directors or committee meetings.

Compensation Committee Interlocks

          The Compensation Committee consists of Messrs. McInerney and Murray, both of whom are non-employee directors. Neither has any interlocking or other relationship with MEDE AMERICA that would call into question his independence with respect to his duties as a Compensation Committee member.

Severance Agreements

          MEDE AMERICA maintains severance agreements with each of its executive officers providing for salary continuation for a period of six months (12 months in the case of Mr. Staudt) if the executive is terminated for any reason other than malfeasance, misconduct or moral turpitude.

Non-competition, Non-solicitation and Confidentiality Agreements

          Each executive officer and certain other employees of MEDE AMERICA have entered into a Non-Competition, Non-Solicitation and Confidentiality Agreement with MEDE AMERICA, the terms of which are as follows. For a term of 12 months following the cessation of such employee's employment with MEDE AMERICA, the employee will neither compete with MEDE AMERICA in the United States nor solicit any customer or employee of MEDE AMERICA. In addition, the employee will not disclose any trade secrets (as defined in the agreement) and, for a term of 12 months following the cessation of his or her employment by MEDE AMERICA, will not disclose any confidential information (as defined in the agreement).

Employee Benefit Plans

          Under the MEDE AMERICA Corporation and its Subsidiaries Stock Option and Restricted Stock Purchase Plan, up to 655,000 shares of common stock are reserved for issuance to the officers and employees of MEDE AMERICA. These shares may be issued either outright, as restricted stock awards, or they may be issued pursuant to either "incentive stock options" under Section 422(b) of the Internal Revenue Code of 1986, as amended, or "non-qualified" stock options. As of June 30, 1999, options to purchase up to an aggregate 249,658 shares of Common Stock were outstanding, of which 55,479 options were exercisable. The weighted average exercise price for all options granted under this plan is $4.84 per share. Following MEDE AMERICA's initial public offering, the Board of Directors provided that no additional grants or awards will be made under the this plan.

          Under the MEDE AMERICA Corporation and its Subsidiaries 1998 Stock Option and Restricted Stock Purchase Plan, a variety of awards, including incentive stock options, "non-qualified" stock options, restricted stock awards and other stock-based awards, may be granted to officers, employees, directors, consultants and advisors of MEDE AMERICA and its subsidiaries. An aggregate 1,500,000 shares of common stock are currently reserved for issuance under this plan. The Board of Directors will initially administer this plan, but may delegate such responsibility to a committee of the Board as plan administrator.

          The terms and conditions of individual awards made to employees and consultants and, except as described below, non-employee directors, may vary, subject to the following guidelines:

          (1) the exercise price of options may not be less than 85% of the fair market value of the common stock on the date of grant provided, however, that neither

               -    the exercise price of incentive stock options nor

               - the exercise price of non-qualified stock options intended to qualify as "performance-based compensation" within the meaning of the Internal Revenue Code may be less than 100% of the fair market value of the common stock on the date of grant (or, in the case of incentive stock options granted to a stockholder owning in excess of 10% of the total combined voting power of all classes of Company stock, 110% of the fair market value);

          (2) the maximum number of shares of common stock which may be the subject of awards granted to any employee under the New Stock Plan during any calendar year may not exceed 300,000;

          (3) the term of incentive stock options may not exceed ten years from the date of grant; and

          (4)  no awards may be granted after June 30, 2008.

          Except as described below with respect to non-employee directors, the plan administrator determines, within the guidelines set forth above, the amount of each award, the conditions and limitations applicable to the exercise of an option, the exercise price therefor and the form of payment that may be used to exercise the award, which may include cash, check, shares of common stock and promissory notes.

          Each non-employee director automatically receives non-qualified stock options to purchase up to 1,000 shares of Common Stock upon his or her initial election to the Board of Directors and upon each anniversary thereof upon which he or she is still serving as a director. The exercise price for each such option is the fair market value on the date of grant. Non-employee director options vest six months after grant and the exercise period may not exceed ten years, provided that, subject to certain exceptions in the event of death or disability, no non-employee director options may be exercised more than 90 days after such director ceases to serve as a director.

          The Board of Directors may grant restricted and unrestricted share awards entitling recipients to acquire shares of common stock, subject to the right of MEDE AMERICA to repurchase all or a part of such shares at their purchase price from the recipient in the event that conditions specified by the plan administrator are not satisfied prior to the end of the applicable restricted period. Shares of restricted stock may not be sold, assigned, transferred, pledged or otherwise encumbered during the applicable restricted period. The plan administrator may, in its sole discretion, grant or sell (at a purchase price per share equal to at least 85% of the fair market value) shares of common stock free of any restrictions under the 1998 plan. In the event of a merger or sale of all or substantially all the assets of MEDE AMERICA, the Board of Directors may, in its discretion, take any one or more of certain actions including accelerating all unvested or unrealizable awards, terminating all unexercised options and requiring the acquiring company to assume all outstanding awards.

          While MEDE AMERICA currently anticipates that most grants under the 1998 plan will consist of stock options, MEDE AMERICA may also grant restricted stock awards, which entitle recipients to acquire shares of common stock subject to certain conditions. Options or other awards that are granted under the 1998 plan but expire unexercised are available for future grants. Vesting of options under the 1998 plan would be subject to acceleration at the discretion of the Board of Directors under certain circumstances.

          Pursuant to the terms of the merger agreement with Healtheon, any options held before the completion of the merger by employees of MEDE AMERICA who have their employment terminated without cause or are constructively terminated by Healtheon/WebMD within two years after the completion of the merger, will become fully vested and exercisable.

          Under MEDE AMERICA's 1998 Employee Stock Purchase Plan, employees of MEDE AMERICA, including directors of MEDE AMERICA who are employees, are eligible to participate in semi-annual plan offerings in which payroll deductions may be used to purchase shares of common stock. The purchase price of such shares is the lower of 85% of the fair market value of the common stock on the day the offering commences and 85% of the fair market value of the Common Stock on the date the offering terminates.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth information concerning the beneficial ownership of common stock of MEDE AMERICA as of September 1, 1999 for the following:

          - each person or entity who is known by MEDE AMERICA to own beneficially more than 5% of the outstanding shares of MEDE AMERICA's common stock

          -    each of MEDE AMERICA's current directors

          - the Chief Executive Officer and the four other most highly compensated officers of MEDE AMERICA during 1998

          -    all directors and executive officers of MEDE AMERICA as a group

          Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. This table includes percentage ownership data reflecting ownership both before and after consummation of the merger with Healtheon.

          Percentage of ownership is based on 13,210,513 shares of common stock of MEDE AMERICA outstanding on September 1, 1999. Beneficial ownership by a person assumes the exercise of all options and warrants held by such person that are currently exercisable or are exercisable within 60 days of such date. Unless otherwise indicated, the entities and individuals identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws, where applicable.

          Percentage of ownership is also based on:

          - an exchange ratio of 0.6593 shares of Healtheon/WebMD common stock for each share of MEDE AMERICA common stock outstanding on September 1, 1999.

          - an exchange ratio of 1.796 shares of Healtheon/WebMD common stock for each share of WebMD common stock outstanding on September 1,

               1999, assuming the conversion of all shares of WebMD preferred stock into common stock immediately prior to that date and including the additional 276,906 shares of Series E preferred stock to be purchased by Microsoft, Inc.

          - an exchange ratio of 0.5483 shares of Healtheon/WebMD common stock for each share of Medcast common stock outstanding on September 1, 1999, assuming the conversion of all shares of Medcast preferred stock into common stock immediately prior to that date.

          Further, percentage of ownership is based on:

          - an estimated 80,480,509 shares of Healtheon/WebMD common stock outstanding following the MEDE AMERICA merger

          - an estimated 143,793,257 shares of Healtheon/WebMD common stock outstanding following the WebMD and MEDE AMERICA mergers

          - an estimated 146,276,688 shares of Healtheon/WebMD common stock outstanding following all the mergers.


                                                                                                             PERCENT OF
                                                                                                HEALTHEON/WEBMD SHARES BENEFICIALLY
                                             MEDE AMERICA SHARES BENEFICIALLY OWNED                          OWNED AFTER
                                           PRIOR TO THE PROPOSED MEDE AMERICA MERGER
                                                                                           THE MEDE   THE HEALTHEON AND
          NAME AND ADDRESS OF             COMMON     EXERCISABLE   EXERCISABLE             AMERICA      MEDE AMERICA      ALL THE
           BENEFICIAL OWNER                STOCK      WARRANTS       OPTIONS     PERCENT    MERGER         MERGERS        MERGERS

Welsh, Carson, Anderson
  & Stowe(1)...........................  5,511,262       67,240            --     42.0%     4.6%             2.6%           2.5%
  320 Park Avenue,
  25th Floor
  New York, NY 10019
William Blair & Co.,
  L.L.C.(2)............................    874,370       16,810            --      6.7         *               *              *
  222 West Adams Street
  Chicago, Illinois 60606
Thomas P. Staudt.......................    206,708           --        43,646      1.9         *               *              *
Richard P. Bankosky....................     58,328           --            --        *         *               *              *
James T. Stinton.......................     21,803           --         7,500        *         *               *              *
William M. McManus.....................     32,356           --           437        *         *               *              *
Linda K. Ryan..........................        505           --         2,793        *         *               *              *
Roger L. Primeau.......................      2,250           --        12,772        *         *               *              *
Thomas E. McInerney(3).................  5,368,399       67,240            --     40.9       4.5             2.5            2.4
  320 Park Avenue,
  25th Floor
  New York, NY 10019
Anthony J. de Nicola(4)................  2,838,925           --            --     21.5       2.3             1.3            1.3
  320 Park Avenue, 25th Floor
  New York, NY 10019
Timothy M. Murray(5)...................    871,106       16,810            --      6.7         *               *              *
  222 West Adams Street
  Chicago, Illinois 60606
Alan W. Winchester(6)..................     15,000      625,000            --      4.6         *               *              *
  8601 Six Forks Road
  Suite 300
  Raleigh, NC 27615
All current directors and executive
  officers as a group (10 persons).....  6,722,582      709,050        67,148     53.6       6.1             3.4            3.4

-------------------------

*    Represents beneficial ownership of less than 1% of the common stock.

(1)  Includes:

          - 2,447,546 shares of common stock held by Welsh, Carson, Anderson & Stowe V, L.P., or WCAS V.

          - 2,462,851 shares of common stock held by Welsh, Carson, Anderson & Stowe VI, L.P., or WCAS VI.

          -    59,223 shares of common stock held by WCAS Information Partners
               L.P.

          -    370,993 shares of common stock held by WCAS Capital Partners II

          - 170,649 shares of common stock held by individual partners of Welsh Carson.

               Such partners are also partners of the sole general partner of each of the foregoing limited partnerships. The respective general partners of WCAS V, WCAS VI, WCAS Info. and WCAS CP II are WCAS V Partners, WCAS VI Partners, L.P., WCAS INFO Partners and WCAS CP II Partners. The individual partners of each of these partnerships include some or all of Patrick J. Welsh, Russell L. Carson, Bruce K. Anderson, Richard H. Stowe, Thomas E. McInerney, Andrew M. Paul, Robert A. Minicucci, Anthony J. de Nicola, Laura M. VanBuren, Charles
          G. Moore, III, James B. Hoover and Paul B. Queally. The partners of WCAS who are also directors of MEDE AMERICA are Thomas E. McInerney and Anthony J. de Nicola. Each of the foregoing persons may be deemed to be the beneficial owner of the common stock owned by WCAS.

(2) Includes:

          - 572,429 shares of common stock held by William Blair Capital Partners V, L.P., or Blair V.

          - 298,677 shares of common stock held by William Blair Leveraged Capital Fund, L.P., or Blair LCF.

          - 3,264 shares of common stock held by an individual affiliated with William Blair. Timothy M. Murray, a partner of William Blair, is also a director of MEDE AMERICA and may be deemed to be a beneficial owner of MEDE AMERICA's common stock owned by William Blair.

(3) Includes:

          -    2,447,546 shares of common stock held by WCAS V

          - 2,462,851 shares of common stock held by WCAS VI - 59,223 shares of common stock held by WCAS Info.

          -    370,993 shares of common stock held by WCAS CP II

          Mr. McInerney disclaims beneficial ownership of such shares.

(4) Includes:

          -    2,462,851 shares of common stock held by WCAS VI.

          -    370,993 shares of common stock held by WCAS CP II.

          Mr. de Nicola disclaims beneficial ownership of such shares.

(5) Includes:

          -    572,429 shares of common stock held by Blair V.

          -    298,677 shares of common stock held by Blair LCF.

          Mr. Murray disclaims beneficial ownership of such shares.

(6) The warrants are held by Medic. Mr. Winchester disclaims beneficial ownership of such shares.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          On July 17, 1998, MEDE AMERICA granted to Medic a warrant to acquire 1,250,000 shares of MEDE AMERICA's common stock at a per share exercise price equal to $13.00, the initial public offering price of MEDE AMERICA common stock. This warrant vests over a two year period and may be exercised up to five years after the date of grant. MEDE AMERICA and the principal stockholders associated with Welsh Carson and William Blair have also agreed that until the earlier of the termination of the processing agreement with Medic or the disposition by Medic and its affiliates of at least 25% of the shares of common stock issuable under its warrant, Medic shall have the right to designate one director to MEDE AMERICA's Board of Directors. Alan Winchester currently serves as the Medic designee.

          In connection with its initial public offering, MEDE AMERICA completed a recapitalization of its capital stock. The terms of all MEDE AMERICA preferred stock were amended to provide for the conversion of the aggregate liquidation value of the preferred stock including accrued but unpaid dividends into common stock at $13.00 per share, the initial public offering price. Further, the $8.4 million realized by MEDE AMERICA pursuant to the underwriters' overallotment option was applied to the payment of accrued dividends in lieu of having such dividends convert into common stock. In addition, in connection with the initial public offering, the holders of certain outstanding warrants agreed to exercise all such warrants by the net issuance exercise method for an aggregate 59,926 shares of common stock. Funds affiliated with Welsh Carson and William Blair were the owners of an aggregate 193,100 shares of preferred stock, and warrants to purchase 52,532 and 52,530 shares of common stock, at exercise prices of $4.58 and $5.73 per share, respectively.

          On October 7, 1998, in connection with their agreement to extend their guaranty of MEDE AMERICA's obligations under the credit facility to cover an additional $16 million of indebtedness, MEDE AMERICA issued to funds affiliated with Welsh Carson and William Blair warrants to purchase an aggregate 84,050 shares of common stock at $13.00 per share, the initial public offering price. The warrants are immediately exercisable and may be exercised up to five years from the date of grant.

          Blair V, Blair LCF, and Timothy Murray, a director of MEDE AMERICA, are each affiliates of William Blair & Company, L.L.C., an underwriter in the initial public offering. Furthermore, if the Healtheon merger is completed, William Blair & Company, L.L.C. will receive a transaction fee of 0.05% of the merger transaction value, which is based on the closing price of the Healtheon common stock for the five trading days preceding the closing of the merger.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

          (a) (1) and (2) Financial Statements. See Index to Consolidated Financial State ments which appears on page 33 of this Annual Report.

          (3) Exhibits.

                 2.1  --  Asset Purchase Agreement among MEDE AMERICA
                          Corporation,  General Computer  Corporation,
                          Time-Share Computer Systems, et al, dated as of Febru-ary 3, 1997 (incorporated by reference to Exhibit 2.1 to MEDE AMERICA'S Registration Statement filed on
                          Form S-1 (Commission File No. 333-55977) which be came effective on February 1, 1999).

                 2.2  --  Asset Purchase Agreement among MEDE AMERICA
                          Corporation, General Computer Corporation, The Stockton Group, et al, dated as of October 20, 1997 (incorporated by reference to Exhibit 2.2 to MEDE AMERICA'S Registration Statement filed on Form S-1 (Commission File No. 333-55977) which became effective on February 1, 1999).

                 2.3  --  Agreement and Plan of Reorganization, dated April 20,
                          1999, as amended August 2, 1999, by and among MEDE AMERICA, Healtheon Corporation and Mets Acquisition Corp. (incorporated by reference to Exhibit 2.2 to Healtheon Corporation's Registration Statement on Form S-4 (Commission File No. 333-86685) which was filed on September 7, 1999.

                 3.1  --  Amended and Restated Certificate of Incorporation of
                          the Registrant (incorporated by reference to Exhibit
                          3.2 to MEDE AMERICA'S Registration Statement filed on Form S-1 (Commission File No. 333-55977) which be came effective on February 1, 1999).

                 3.2  --  Amended Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to MEDE AMERICA'S Registra-tion Statement filed on Form S-1 (Commission File No. 333-55977) which became effective on February 1,
                          1999).

                 3.3  --  Agreement and Plan of Merger,  dated as of May 17,
                          1995,  between MEDE AMERICA Corporation and
                          GENCC Holdings Corporation (incorporated by reference to Exhibit 3.4 to MEDE AMERICA'S Registration State ment filed on Form S-1 (Commission File No. 333-55977) which became effective on February 1, 1999).

                 3.4  --  Amendment to Certificate of Incorporation of the
                          Registrant (incorporated by reference to Exhibit 3.5 to MEDE AMERICA'S Registration Statement filed on Form S-1 (Commission File No. 333-55977) which became effective on February 1, 1999).

                 4.1  --  Note and Share Purchase Agreement between
                          MEDE AMERICA Corporation and WCAS Capital Partners II, L.P., dated as of February 14, 1997 (incor-porated by reference to Exhibit 4.2 to MEDE AMER ICA'S Registration Statement filed on Form S-1 (Com-mission File No. 333-55977) which became effective on February 1, 1999).

                 4.2  --  Warrant Agreement dated as of October 31, 1997 among
                          MEDE AMERICA Corporation,  Welsh,  Carson,  Anderson
                          & Stowe V,  L.P., Welsh, Carson Anderson & Stowe
                          VI, L.P., William Blair Leveraged Capital Fund Limited Partnership and William Blair Capital Partners V, L.P., and Warrants issued thereunder (incorporated by reference to Exhibit 4.3 to MEDE AMERICA'S Registra-tion Statement filed on Form S-1 (Commission File No. 333-55977) which became effective on February 1,
                          1999).

                 4.3  --  Warrant Agreement dated as of January 10, 1997 among
                          MEDE AMERICA Corporation, Welsh, Carson, Anderson & Stowe V, L.P., Welsh, Carson Anderson & Stowe VI, L.P., William Blair Leveraged Capital Fund Limited Partnership and William Blair Capital Partners V, L.P., and Warrants issued thereunder (incorporated by reference to Exhibit 4.4 to MEDE AMERICA'S Registration Statement filed on Form S-1 (Commission File No. 333-55977) which became effective on February 1, 1999).

                 4.4  --  Warrant  Agreement  dated as of  December  18,  1995 among MEDE AMERICA Corporation, Welsh, Carson, Anderson & Stowe V, L.P., Welsh, Carson Anderson
                          & Stowe VI, L.P., William Blair Leveraged Capital
                          Fund Limited Partnership and William Blair Capital Partners V, L.P., and Warrants issued thereunder (incorporated by reference to Exhibit 4.5 to MEDE AMERICA'S Registration Statement filed on Form S-1 (Commission File No. 333-55977) which became effective on February 1, 1999).

                 4.5  --  Registration  Rights  Agreement, dated as of  February
                          14, 1997 between MEDE AMERICA  Corporation  and
                          WCAS Capital Partners II, L.P.(incorporated by refer-ence to Exhibit 4.6 to MEDE AMERICA'S Registration Statement filed on Form S-1 (Commission File No. 333-55977) which became effective on February 1, 1999).

                 4.6  --  Warrant, dated as of July 17, 1998, issued  by MEDE
                          AMERICA Corporation to Medic Computer Systems, Inc. (incorporated by reference to Exhibit 4.7 to MEDE AMERICA'S Registration Statement filed on Form S-1 (Commission File No. 333-55977) which became effective on February 1, 1999).

                 4.7  --  Registration Rights Agreement, dated as of July
                          17, 1998 between MEDE AMERICA Corporation and Medic Computer Systems, Inc. (incorporated by reference to
                          Exhibit 4.8 to MEDE AMERICA'S Registration Statement filed on Form S-1 (Commission File No. 333-55977) which became effective on February 1, 1999).

                 4.8  --  Stockholders Agreement, dated as of July 17,
                          1998 among Medic Computer Systems, Inc., Welsh, Carson, Anderson & Stowe V, L.P., Welsh, Carson, Anderson & Stowe VI, L.P., William Blair Capital Partners V, L.P., WCAS Capital Partners II, L.P., and William Blair Leveraged Capital Fund Limited Partnership (incorporated by reference to Exhibit 4.49 to MEDE AMERICA'S Registration Statement filed on Form S-1 (Commission File No. 333-55977) which became effective on February 1, 1999).

                 4.9  --  Investment Agreement, dated as of July 17, 1998
                          between MEDE AMERICA Corporation and Medic Computer Systems, Inc. (incorporated by reference to Exhibit
                          4.10 to MEDE AMERICA'S Registration Statement filed on Form S-1 (Commission File No. 333-55977) which became effective on February 1, 1999).

                 4.10 -- Warrant Agreement dated as of October 7, 1998 among MEDE AMERICA Corporation, Welsh, Carson Anderson & Stowe VI, L.P., William Blair Leveraged Capital Fund Limited Partnership and William Blair Capital Partners V.I.P., and Warrants issued thereunder (incorporated by reference to Exhibit 4.11 to MEDE AMERICA'S Registration Statement filed on Form S-1 (Commission File No. 333-55977) which became effective on February 1, 1999).

                 10.1 --  MEDE AMERICA Corporation and Its Subsidiaries
                          Stock Option and Restricted Stock Purchase Plan as amended (incorporated by reference to Exhibit 10.1 to MEDE AMERICA'S Registration Statement filed on Form S-1 (Commission File No. 333-55977) which be came effective on February 1, 1999).

                 10.2 --  Form of Indemnification Agreement between MEDE
                          AMERICA Corporation and Directors thereof
                          (incorporated by reference to Exhibit 10.3 to MEDE AMERICA'S Registration Statement filed on Form S-1 (Commission File No. 333-55977) which became effective on February 1, 1999).

                 10.3 --  Agreement of Lease dated as of October 15,
                          1991 between HMCC Associates and MedE America, Inc. (incorporated by reference to Exhibit 10.4 to MEDE AMERICA'S Registration Statement filed on Form S-1 (Commission File No. 333-55977) which became effective on February 1, 1999).

                 10.4 -- Lease Agreement dated as of July 10, 1995 as amended January 3, 1997 between T&J Enterprises, LLC and Electronic Claims & Funding, Inc.(incorporated by reference to Exhibit 10.5 to MEDE AMERICA'S Registration Statement filed on Form S-1 (Commission File No. 333-55977) which became effective on February 1, 1999).

                 10.5 -- Form of Non-Competition, Non-Solicitation and Confidentiality Agreement between MEDE AMERICA Corporation and Employees (incorporated by reference to Exhibit 10.7 to MEDE AMERICA'S Registration Statement filed on Form S-1 (Commission File No. 333-55977) which became effective on February 1,
                          1999).

                 10.6 --  MEDE AMERICA Corporation and Its Subsidiaries
                          1998 Stock Option and restricted Stock Purchase Plan (incorporated by reference to Exhibit 10.8 to MEDE AMERICA'S Registration Statement filed on Form S-1 (Commission File No. 333-55977) which became effective on February 1, 1999).

                 10.7**-- Transaction Processing Agreement, dated as of
                          July 17, 1998 between MEDE AMERICA Corporation and Medic Computer Systems, Inc.(incorporated by reference to Exhibit 10.9 to MEDE AMERICA'S Registration Statement filed on Form S-1 (Commission File No. 333-55977) which became effective on February 1,
                          1999).

                 10.8 --  MEDE AMERICA Corporation 1998 Employee Stock
                          Purchase Plan (incorporated by reference to Exhibit
                          10.10 to MEDE AMERICA'S Registration Statement filed on Form S-1 (Commission File No. 333-55977) which be-came effective on February 1, 1999).

                 10.9 --  Stock Purchase Agreement, dated as of October
                          20, 1998 among MEDE AMERICA Corporation and the Stock holders of Healthcare Interchange, Inc. named in
                          Schedule I thereto (incorporated by reference to Exhibit 10.13 to MEDE AMERICA'S Registration Statement filed on Form S-1 (Commission File No. 333-55977) which became effective on February 1, 1999).

                 10.10 -- Letter Agreement dated as of January 8, 1999
                          between MEDE AMERICA Corporation and Bank of America Illinois (incorporated by reference to Exhibit 10.14 to MEDE AMERICA'S Registration Statement filed on Form S-1 (Commission File No. 333-55977) which be came effective on February 1, 1999).

                 10.11 -- Credit Agreement, dated as of January 26,
                          1999, among MEDE AMERICA Corporation, MEDE AMERICA Corporation of Ohio, Healthcare Interchange, Inc., the Initial Lenders named therein, NationsBank, N.A., and NationsBanc Montgomery Securities LLC (incorporated by reference to Exhibit 10.15 to MEDE AMERICA'S Registration Statement filed on Form S-1 (Commission File No. 333-55977) which became effective on February 1, 1999).

                 10.12 -- Underwriting Agreement dated as of February
                          1, 1999 (incorporated by reference to Exhibit 10.16 to MEDE AMERICA's Quarterly Report on Form 10-Q (Commission File No. 000-25327) which was filed on March 9, 1999).

                 10.13 -- Letter Amendment and Waiver No. 1 dated as of
                          February 5, 1999 from MEDE AMERICA Corporation to the banks and other financial institutions parties to the New Credit Facility, NationsBank, N.A., as Administrative and Collateral Agent thereunder and NationsBanc Montgomery Securities LLC, as Syndication Agent thereunder (incorporated by reference to Exhibit
                          10.17 to MEDE AMERICA's Quarterly Report on Form 10-Q (Commission File No. 000-25327) which was filed on March 9, 1999).

                 10.14 -- Letter Amendment and Waiver No. 2 dated as of
                          February 25, 1999 from MEDE AMERICA Corporation to the banks and other financial institutions parties to the New Credit Facility, NationsBank, N.A., as Administrative and Collateral Agent thereunder, and NationsBanc Montgomery Securities LLC, as Syndication Agent thereunder, (incorporated by reference to Exhibit 10.18 to MEDE AMERICA's Quarterly Report on Form 10-Q (Commission File No. 000-25327) which was filed on March 9, 1999).

                 21.1  -- Subsidiaries of MEDE AMERICA (incorporated by
                          reference to Exhibit 21.1 to MEDE AMERICA'S
                          Registration Statement filed on Form S-1 (Commission File No. 333-55977) which became effective on February 1, 1999).

                 23.1 -- Consent of Deloitte & Touche LLP, independent accountants.

                 24.1 --  Power of Attorney.

                 27.1 --  Financial Data Schedule.

                 99.1 -- Press Release, dated April 21, 1999 (incorporated by reference to Exhibit 99.1 to MEDE AMERICA's Current Report on Form 8-K (Commission File No. 000-25327) which was filed on April 22, 1999.


**   Confidential treatment requested.


          (b) Reports on Form 8-K. On April 22, 1999, MEDE AMERICA filed a current report on Form 8-K reporting the entry into a merger agreement with Healtheon.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   September 27, 1999                MEDE AMERICA CORPORATION

                                          By /s/ Richard P. Bankosky
                                          Richard P. Bankosky
                                          Chief Financial Officer, Treasurer
                                          and Secretary


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                      Title                        Date

/s/ Thomas P. Staudt           Chairman of the              September 27, 1999
Thomas P. Staudt               Board of Directors
                               Chief Executive Officer,
                               and President
                               (principal executive
                               officer)

/s/ Thomas E. McInerney        Director                     September 27, 1999
Thomas E. McInerney

/s/ Anthony J. de Nicola       Director                     September 27, 1999
Anthony J. de Nicola

/s/ Timothy M. Murray          Director                     September 27, 1999
Timothy M. Murray

/s/ Alan W. Winchester         Director                     September 27, 1999
Alan W. Winchester

/s/ Richard P. Bankosky        Chief Financial Officer,     September 27, 1999
Richard P. Bankosky            Treasurer and Secretary
                               (principal financial and
                               accounting officer)

                                  EXHIBIT INDEX


Exhibit
Number                         Description

2.1 -- Asset Purchase Agreement among MEDE AMERICA Corporation, General Computer Corporation, Time-Share Computer Systems, et al, dated as of February 3, 1997 (incorporated by reference to Exhibit 2.1 to MEDE AMERICA'S Registration Statement filed on Form S-1 (Commission File No. 333-55977) which became effective on February 1, 1999).

2.2 -- Asset Purchase Agreement among MEDE AMERICA Corporation, General Computer Corporation, The Stockton Group, et al, dated as of October 20, 1997 (incorporated by reference to Exhibit 2.2 to MEDE AMERICA'S Registration Statement filed on Form S-1 (Commission File No. 333-55977) which became effective on February 1, 1999).

2.3 -- Agreement and Plan of Reorganization, dated April 20, 1999, as amended August 2, 1999, by and among MEDE AMERICA, Healtheon Corporation and Mets Acquisition Corp. (incorporated by reference to Exhibit 2.2 to Healtheon Corporation's Registration Statement on Form S-4 (Commission File No. 333-86685) which was filed on September 7, 1999.

3.1 -- Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to MEDE AMERICA'S Registration Statement filed on Form S-1 (Commission File No. 333-55977) which became effective on February 1, 1999).

3.2  -- Amended Bylaws of the Registrant (incorporated by reference to Exhibit
        3.3 to MEDE AMERICA'S Registration Statement filed on Form S-1 (Commission File No. 333-55977) which became effective on February 1,
        1999).

3.3 -- Agreement and Plan of Merger, dated as of May 17, 1995, between MEDE AMERICA Corporation and GENCC Holdings Corporation (incorporated by reference to Exhibit 3.4 to MEDE AMERICA'S Registration Statement filed on Form S-1 (Commission File No. 333-55977) which became effective on February 1, 1999).

3.4 -- Amendment to Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.5 to MEDE AMERICA'S Registration Statement filed on Form S-1 (Commis sion File No. 333-55977) which became effective on February 1, 1999).

4.1 -- Note and Share Purchase Agreement between MEDE AMERICA Corporation and WCAS Capital Partners II, L.P., dated as of February 14, 1997 (incorporated by reference to Exhibit 4.2 to MEDE AMERICA'S Registration Statement filed on Form S-1 (Commission File No. 333-55977) which became effective on February 1, 1999).

4.2 -- Warrant Agreement dated as of October 31, 1997 among MEDE AMERICA Corporation, Welsh, Carson, Anderson & Stowe V, L.P., Welsh, Carson Anderson & Stowe VI, L.P., William Blair Leveraged Capital Fund Limited Partnership and William Blair Capital Partners V, L.P., and Warrants issued thereunder (incorporated by reference to Exhibit 4.3 to MEDE AMERICA'S Registration Statement filed on Form S-1 (Commission File No. 333-55977) which became effective on February 1, 1999).

4.3 -- Warrant Agreement dated as of January 10, 1997 among MEDE AMERICA Corporation, Welsh, Carson, Anderson & Stowe V, L.P., Welsh, Carson Anderson & Stowe VI, L.P., William Blair Leveraged Capital Fund Limited Partnership and William Blair Capital Partners V, L.P., and Warrants issued thereunder (incorporated by reference to Exhibit 4.4 to MEDE AMERICA'S Registration Statement filed on Form S-1 (Commission File No. 333-55977) which became effective on February 1, 1999).

4.4 -- Warrant Agreement dated as of December 18, 1995 among MEDE AMERICA Corporation, Welsh, Carson, Anderson & Stowe V, L.P., Welsh, Carson Anderson & Stowe VI, L.P., William Blair Leveraged Capital Fund Limited Partnership and William Blair Capital Partners V, L.P., and Warrants issued thereunder (incorporated by reference to Exhibit 4.5 to MEDE AMERICA'S Registration Statement filed on Form S-1 (Commission File No. 333-55977) which became effective on February 1, 1999).

4.5 -- Registration Rights Agreement, dated as of February 14, 1997 between MEDE AMERICA Corporation and WCAS Capital Partners II, L.P.(incorporated by reference to Exhibit 4.6 to MEDE AMERICA'S Registration Statement filed on Form S-1 (Commission File No. 333-55977) which became effective on February 1, 1999).

4.6 -- Warrant, dated as of July 17, 1998, issued by MEDE AMERICA Corporation to Medic Computer Systems, Inc. (incorporated by reference to Exhibit
        4.7 to MEDE AMERICA'S Registration Statement filed on Form S-1 (Commission File No. 333-55977) which became effective on February 1,
        1999).

4.7 -- Registration Rights Agreement, dated as of July 17, 1998 between MEDE AMERICA Corporation and Medic Computer Systems, Inc. (incorporated by reference to Exhibit 4.8 to MEDE AMERICA'S Registration Statement filed on Form S-1 (Commission File No. 333-55977) which became effective on February 1, 1999).

4.8 -- Stockholders Agreement, dated as of July 17, 1998 among Medic Computer Systems, Inc., Welsh, Carson, Anderson & Stowe V, L.P., Welsh, Carson, Anderson & Stowe VI, L.P., William Blair Capital Partners V, L.P., WCAS Capital Partners II, L.P., and William Blair Leveraged Capital Fund Limited Partnership (incorporated by reference to Exhibit 4.49 to MEDE AMERICA'S Registration Statement filed on Form S-1 (Commission File No. 333-55977) which became effective on February 1, 1999).

4.9 -- Investment Agreement, dated as of July 17, 1998 between MEDE AMERICA Corporation and Medic Computer Systems, Inc. (incorporated by reference to Exhibit 4.10 to MEDE AMERICA'S Registration Statement filed on Form S-1 (Commission File No. 333-55977) which became effective on February 1, 1999).

4.10 -- Warrant Agreement dated as of October 7, 1998 among MEDE AMERICA Corporation, Welsh, Carson Anderson & Stowe VI, L.P., William Blair Leveraged Capital Fund Limited Partnership and William Blair Capital Partners V.I.P., and Warrants issued thereunder (incorporated by reference to Exhibit 4.11 to MEDE AMERICA'S Registration Statement filed on Form S-1 (Commission File No. 333-55977) which became effective on February 1, 1999).

10.1 -- MEDE AMERICA Corporation and Its Subsidiaries Stock Option and Restricted Stock Purchase Plan as amended (incorporated by reference to Exhibit 10.1 to MEDE AMERICA'S Registration Statement filed on Form S-1 (Commission File No. 333-55977) which became effective on February 1,
        1999).

10.2 -- Form of Indemnification Agreement between MEDE AMERICA Corporation and Directors thereof (incorporated by reference to Exhibit 10.3 to MEDE AMERICA'S Registration Statement filed on Form S-1 (Commission File No. 333-55977) which became effective on February 1, 1999).

10.3 -- Agreement of Lease dated as of October 15, 1991 between HMCC Associates and MedE America, Inc. (incorporated by reference to Exhibit 10.4 to MEDE AMERICA'S Registration Statement filed on Form S-1 (Commission File No. 333-55977) which became effective on February 1, 1999).

10.4 -- Lease Agreement dated as of July 10, 1995 as amended January 3, 1997 between T&J Enterprises, LLC and Electronic Claims & Funding, Inc.(incorporated by reference to Exhibit 10.5 to MEDE AMERICA'S Registration Statement filed on Form S-1 (Commission File No. 333-55977) which became effective on February 1, 1999).

10.5 -- Form of Non-Competition, Non-Solicitation and Confidentiality Agreement between MEDE AMERICA Corporation and Employees (incorporated by reference to Exhibit 10.7 to MEDE AMERICA'S Registration Statement filed on Form S-1 (Commission File No. 333-55977) which became effective on February 1, 1999).

10.6 -- MEDE AMERICA Corporation and Its Subsidiaries 1998 Stock Option and restricted Stock Purchase Plan (incorporated by reference to Exhibit
        10.8 to MEDE AMERICA'S Registration Statement filed on Form S-1 (Commission File No. 333-55977) which became effective on February 1,
        1999).

10.7**--Transaction Processing Agreement, dated as of July 17, 1998 between MEDE
        AMERICA Corporation and Medic Computer Systems, Inc.(incorporated by reference to Exhibit 10.9 to MEDE AMERICA'S Registration Statement filed on Form S-1 (Commission File No. 333-55977) which became effective on February 1, 1999).

10.8 -- MEDE AMERICA Corporation 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.10 to MEDE AMERICA'S Registration Statement filed on Form S-1 (Commission File No. 333-55977) which became effective on February 1, 1999).

10.9 -- Stock Purchase Agreement, dated as of October 20, 1998 among MEDE AMERICA Corporation and the Stockholders of Healthcare Interchange, Inc. named in Schedule I thereto (incorporated by reference to Exhibit 10.13 to MEDE AMERICA'S Registration Statement filed on Form S-1 (Commission File No. 333-55977) which became effective on February 1, 1999).

10.10-- Letter Agreement dated as of January 8, 1999 between MEDE AMERICA
        Corporation and Bank of America Illinois (incorporated by reference to Exhibit 10.14 to MEDE AMERICA'S Registration Statement filed on Form S-1 (Commission File No. 333-55977) which became effective on February 1,
        1999).

10.11-- Credit Agreement, dated as of January 26, 1999, among MEDE AMERICA
        Corporation, MEDE AMERICA Corporation of Ohio, Healthcare Interchange, Inc., the Initial Lenders named therein, NationsBank, N.A., and NationsBanc Montgomery Securities LLC (incorporated by reference to
        Exhibit 10.15 to MEDE AMERICA'S Registration Statement filed on Form S-1 (Commission File No. 333-55977) which became effective on February 1,
        1999).

10.12-- Underwriting Agreement dated as of February 1, 1999 (incorporated by reference to Exhibit 10.16 to MEDE AMERICA's Quarterly Report on Form 10-Q (Commission File No. 000-25327) which was filed on March 9, 1999).

10.13-- Letter Amendment and Waiver No. 1 dated as of February 5, 1999 from MEDE
        AMERICA Corporation to the banks and other financial institutions parties to the New Credit Facility, NationsBank, N.A., as Administrative and Collateral Agent thereunder and NationsBanc Montgomery Securities LLC, as Syndication Agent thereunder (incorporated by reference to Exhibit 10.17 to MEDE AMERICA's Quarterly Report on Form 10-Q (Commission File No. 000-25327) which was filed on March 9, 1999).

10.14-- Letter Amendment and Waiver No. 2 dated as of February 25, 1999 from
        MEDE AMERICA Corporation to the banks and other financial institutions parties to the New Credit Facility, NationsBank, N.A., as Administrative and Collateral Agent thereunder, and NationsBanc Montgomery Securities LLC, as Syndication Agent thereunder, (incorporated by reference to Exhibit 10.18 to MEDE AMERICA's Quarterly Report on Form 10-Q (Commission File No. 000-25327) which was filed on March 9, 1999).

21.1 -- Subsidiaries of MEDE AMERICA (incorporated by reference to Exhibit 21.1 to MEDE AMERICA'S Registration Statement filed on Form S-1 (Commission File No. 333-55977) which became effective on February 1, 1999).

23.1 -- Consent of Deloitte & Touche LLP, independent accountants.

24.1 -- Power of Attorney.

27.1 -- Financial Data Schedule.

99.1 -- Press Release, dated April 21, 1999 (incorporated by reference to
        Exhibit 99.1 to MEDE AMERICA's Current Report on Form 8-K (Commission File No. 000-25327) which was filed on April 22, 1999.


**   Confidential treatment requested.